Form 10QSB
period 2004-09-30
SCIENTIFIC ENERGY INC
filed 2005-03-28
CIK 1276531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
         [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2004
                                               ---------------------

       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
                        For the transition period from to

                        Commission file number 333-116099

                             SCIENTIFIC ENERGY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  NEVADA                                   87-0680657
 (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                630 NORTH 400 WEST, SALT LAKE CITY, UT 84103
                --------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (801) 359-2410
                                 --------------
                            ISSUER'S TELEPHONE NUMBER


 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 4, 2004 1,123,488


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                      $               40  $               40
                                                                             ------------------  ------------------

     Total Current Assets                                                                    40                  40
                                                                             ------------------  ------------------

Other Assets:
Intangibles                                                                              50,000              50,000
                                                                             ------------------  ------------------

     Total Assets                                                            $           50,040  $           50,040
                                                                             ==================  ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                             $           11,978  $            5,595
Income Taxes Payable                                                                        100                 100
Note Payable - Shareholder                                                                1,635               1,090
                                                                             ------------------  ------------------

     Total Liabilities                                                                   13,713               6,785
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.01,
    Authorized 5,000,000 shares,
    No shares issued                                                                          -                   -
  Common Stock, Par value $.01,
    Authorized 20,000,000 shares, Issued 1,123,488
    shares at September 30, 2004 and December 31, 2003                                   11,235              11,235
Paid-In Capital                                                                         780,581             780,581
Deficit Accumulated During the Development Stage                                       (755,489)           (748,561)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          36,327              43,255
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Equity                              $           50,040  $           50,040
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                 Since
                                                                                                              May 30, 2001
                                                                                                               Inception
                                      For the Three Months Ended            For the Nine Months Ended              of
                                             September 30,                        September 30,               Development
                                        2004               2003              2004               2003             Stage
                                 ------------------ ------------------ ----------------- ------------------ ----------------
Revenues:                        $                - $                - $               - $                - $              -

Expenses:
Research & Development                            -                  -                 -                138           68,090
General & Administrative                      1,423              4,541             5,915             10,662          373,730
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Loss from Operations                    (1,423)            (4,541)           (5,915)           (10,800)        (441,820)

Other Income (Expense)
Interest, Net                                  (448)            (1,399)           (1,013)            (4,529)         (17,719)
Write-down of Technology
    and Royalties                                 -                  -                 -                  -         (295,750)
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Net Loss Before Taxes                   (1,871)            (5,940)           (6,928)           (15,329)        (755,289)

     Income Tax Expense                           -                  -                 -                  -              200
                                 ------------------ ------------------ ----------------- ------------------ ----------------

     Net Loss                    $          (1,871) $           (5,940)$          (6,928)$          (15,329)$       (755,489)
                                 ================== ================== ================= ================== ================


Basic & Diluted Loss
Per Share                        $                - $            (0.01) $          (0.01) $           (0.01)
                                 ================== ================== ================= ==================

Weighted Average Shares                   1,123,488          1,123,488         1,123,488          1,123,488
                                 ================== ================== ================= ==================





   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                For the Nine Months Ended           Inception of
                                                                      September 30,                 Development
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (6,928) $          (15,329) $         (755,489)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                                    -                   -             295,751
Stock Issued for Expenses                                                 -                   -             210,000

Change in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses                                   -                  (5)            (95,751)
Increase (Decrease) in Accounts Payable                               6,383               4,321              11,978
Increase (Decrease) in Income Tax Payable                                 -                (100)                100
Increase (Decrease) in Bank Overdraft                                     -                (201)                  -
Increase (Decrease) in Accrued Expenses                                  41                   -               7,301
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                (504)            (11,314)           (326,110)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash acquired in Merger                                                   -                   -                 432
Payment on Shareholder Loan                                               -             (32,267)            (36,195)
Proceeds from Shareholder Loan                                          504              43,581             361,913
                                                          -----------------  ------------------  ------------------
  Net Cash Provided by Financing Activities                             504              11,314             326,150
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in Cash
       and Cash Equivalents                                               -                   -                  40
Cash and Cash Equivalents at
       Beginning Period                                                  40                   -                   -
                                                          -----------------  ------------------  ------------------

  Cash and Cash Equivalents at End of Period              $              40  $                -  $               40
                                                          =================  ==================  ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                For the Nine Months Ended           Inception of
                                                                      September 30,                 Development
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $             541  $            1,085  $            7,161
  Income taxes                                            $               -  $                -  $              200

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

Common Stock Exchanged for Technology                     $               -  $                -  $          250,040
Note Payable Converted to Common Stock                    $               -  $                -  $          300,000





















   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Scientific Energy, Inc. "the Company," (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2004, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern," in particular the determination by the Company to write-down some of their technology assets. The Company has incurred net losses of approximately $755,000 for the period from May 30, 2001 (inception) to September 30, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities and meet its obligations on an ongoing basis. The Company has attempted to pursue alternative financing with one entity, although no commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, its willingness to continue progress in developing its products.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Utah on May 30, 2001, under the name of Scientific Energy, Inc. As of September 30, 2004, the Company is in the development stage and has not begun planned principal operations.

Wholly Owned Subsidiary of Parent Company

         On June 6, 2001, Scientific Energy, Inc. (Utah) and Electronic Game Card, Inc. entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc. (Utah) acquired 20,000,000 shares of Electronic Game Card, Inc.'s shares in exchange for 100% of the issued and outstanding shares of Scientific Energy (Utah). On December 5, 2003, the Company entered into an agreement wherein the Company would receive 100% of its shares back from Electronic Game Card, Inc. As a result, the Company will no longer be a wholly owned subsidiary of Electronic Game Card, Inc. On October 25, 2004, the spin off was completed.

Nature of Business

         The Company plans to develop small electricity generation devices to be incorporated into existing portable electronic devices including portable laptop computers, handheld devices, cellular phones, and a variety of other electronic devices. In addition, the Company is developing technology that will assist both industrial concerns and consumers in a variety of applications to significantly reduce energy consumption.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2004 and 2003.

NOTE 2 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $749,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - COMMITMENTS

         As of September 30, 2004, all activities of the Company have been conducted by corporate officers from their business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

         On November 15, 2003, the Company entered into an agreement with Grandway USA, Inc. to complete the patent process on and market certain inventions when created by Scientific Energy, Inc. Upon completion, production and commercialization of various inventions, Scientific Energy has agreed to license and convey to Grandway all rights, title and interest in the various inventions, together with all trademarks, patents and all powers and privileges relating and any and all modifications, improvements, enhancements, variations, alterations. In addition Scientific Energy agrees to license and convey all rights, title and interest in all existing and future marketing rights, lists of customers, accounts and sales leads, manufacturing processes, drawings, and expertise in connection with said inventions. In exchange, Grandway will pay a royalty of 15% of net sales for each unit of the inventions sold by Grandway.

NOTE 5- INTANGIBLE ASSETS

         On May 30, 2001, Scientific Energy, Inc. (Utah) acquired intangible assets including technology, trade secrets, and patent applications for design and process and potential patents on either design or process on their technology of $250,040. The Company became the owner of the technology pursuant to the reorganization entered into between the Company and Scientific Energy, Inc. (Utah). This technology consists of energy cell technology that is believed to provide a reliable energy source that can be used in portable electronic devices and will increase the life of existing batteries significantly.

         During the first quarter of 2002, management reviewed the reasonableness of the value of their technology, and decided that in the absence of research and development efforts the value of the technology was only $50,000 at that time. Thus, the intangible assets were written-down $200,000.

NOTE 6 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

         On January 1, 2004, the president of the Company has given the Company an unsecured line of credit for up to $250,000. The Line carries interest at Prime. As of September 30, 2004 and December 31, 2003, the Company owes $1,635 and $1,090 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7- COMMON STOCK TRANSACTIONS

         On May 17, 2002, the president of the Company converted $250,000 of his note payable into 10,000,000 shares of common stock. Also on May 17, 2002, the Company issued an additional 5,200,000 shares for accrued salaries of $130,000. These transactions were valued at approximately $0.025 per share, the fair market value of shares on the date of issuance.

         On December 11, 2002, the president of the Company converted $50,000 of his note payable into 5,000,000 shares of common stock. Also on December 11, 2002, the Company issued an additional 8,000,000 shares for accrued salaries of $80,000. These transactions were valued at approximately $0.01 per share, the fair market value of the shares at the date the agreements were made.

NOTE 8 - SUBSEQUENT EVENTS

         On October 25, 2004, the Company was spun off from its parent company Electronic Game Card, Inc. In connection with the spin off, the Company approved a 17.8 reverse stock split, wherein the number of common shares were reduced from 20,000,000 to 1,123,488 common shares. All references to common in the 2003 financial statements have been changed to reflect the stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

INTRODUCTION

         The Company is a development stage company that has not engaged in material operations or realized revenues for several years. An officer of the Company has, in the past, advanced funds for payment of certain expenses incurred by the Company. A portion of these advances has been subject to a note payable, and the Company has issued shares of Company common stock for other advances.

         For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $250,000 loan agreement. As of September 30, 2004, the Company owes $1,635 on this note. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         At September 30, 2004, the Company had total assets of $50,040, consisting of mainly of technology. Total liabilities at September 30, 2004, were $13,713, consisting mainly of accounts payable of $11,978, note payable to shareholder of $1,635.

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2004, general and administrative expenses were $1,423 and $5,915. General and administrative expenses are primarily for legal and accounting services.

         The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

PLAN OF OPERATION

         As of September 30, 2004, the president of the Company has agreed to loan to the Company up to $250,000. The loan is repayable on demand with interest at prime rate. As of September 30, 2004, the Company owes $1,635 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

         Because the Company lacks funds, it may be necessary for the officers and directors either to advance additional funds to the Company or to accrue expenses until such time as revenues are generated sufficient to cover the expenses of the Company. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as revenues are generated sufficient to cover the expenses of the Company. However, if the Company engages outside advisors or consultants in its development of the business, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

         In the event the Company needs additional capital, most likely the only method available will be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not expect to purchase or sell any plant or significant equipment and does not expect significant changes in the number of employees in the next 12 months.

NET OPERATING LOSS

         As of September 30, 2004, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $755,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

FORWARD-LOOKING INFORMATION

         This report includes forward-looking statements because we believe it may be helpful to investors to communicate our plans and expectations. Forward-looking statements about what may happen in the future are based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used. These forward- looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others:

         * We may not be able to develop commercially viable products based on our technologies.

         * We have not obtained any third-party independent verification of our test results or of the efficacy of our product designs.

         * We cannot assure that our intellectual properties do not infringe on the intellectual properties of others.

         * We may not be able to prevent others from infringing on our intellectual properties.

         *        We may not be able to obtain required additional capital.

         * Our technologies may not lead to commercial products that can be manufactured readily or economically in large numbers that will operate efficiently or economically.

         *        We may not be able to market any products we develop.

         Although we believe our plans and expectations stated, reflected in or suggested by our forward-looking statements are reasonable, our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. These statements reflect management's current view of our future events and are subject to certain risks, uncertainties, assumptions and risks. Any of the factors noted above or elsewhere in this document, as well as in other materials filed with the Securities and Exchange Commission, should be considered before any investor decides to purchase or retain any of our securities. Any of such factors could have a material adverse effect on our business and financial condition and prospects, results of operations and trading price for our common stock.

         Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We do not undertake to update, correct or revise any forward-looking statements, even if our plans and expectations change. However, from time to time, we may voluntarily update, correct or revise our previous forward-looking statements.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:



   EXHIBIT
   NUMBER               TITLE OF DOCUMEN                                LOCATION
------------- -------------------------------------------------------- ---------

          3.1 Articles of Incorporation                                      (1)
          3.2 By-Laws                                                        (1)
         10.1 Joint Development and Royalty Agreement between
              Scientific Energy and Grandway, USA, Inc.                      (1)

         (1) Incorporated by reference from Form SB-2 Filed on June 2, 2004.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SCIENTIFIC ENERGY, INC.

Date: March 28, 2005               By: /S/ Todd B. Crosland
                                    -------------------------------------------
                                        Todd B. Crosland
                                        President and Chief Financial Officer
                                       (Principal Executive Officer)


Date: March 28, 2005               By: /S/ Jana Meyer
                                    --------------------------------------------
                                        Jana Meyer
                                        Secretary/Treasuer and Director
                                    (Principal Financial and Accounting Officer)