Form 10KSB
period 2004-12-31
SCIENTIFIC ENERGY INC
filed 2005-03-30
CIK 1276531

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2004

                       Commission file number: 333-116099


                             SCIENTIFIC ENERGY, INC.
                     --------------------------------------
              (Exact name of small business issuer in its charter)



                     UTAH                           87-0680657

      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)



         630 North 400 West
         Salt Lake City, Utah                                 84103
------------------------------------------           ---------------------------
  (Address of principal executive office)                (Zip Code)

                                 (801) 359-2410
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $0.01
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0
                                                         ---

As of December 31, 2004, the aggregate market value of all shares of voting stock held by non- affiliates was $0. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

As of March 28, 2005, issuer had 1,243,488 shares of issued and outstanding common stock, par value $0.01.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format (check one): Yes___; No  X

                                                 TABLE OF CONTENTS

       Item                                         Description                                Page

                  Special Note about Forward-Looking Information................................  4

                                                      Part I

     Item 1.      Description of Business.......................................................  5
     Item 2.      Description of Property.......................................................  15
     Item 3.      Legal Proceedings.............................................................  15
     Item 4.      Submission of Matters to a Vote of Security Holders...........................  15

                                                      Part II

     Item 5.      Market for Common Equity and Related Stockholder Matters                        16
     Item 6.      Management's Discussion and Analysis or Plan of Operation                       18
     Item 7.      Financial Statements..........................................................  21
     Item 8.      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.........................................  22
     Item 8A.     Controls and Procedures.......................................................  22
      Item 8B.    Other Information.............................................................  22

                                                     Part III

     Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act...........................  23
     Item 10.     Executive Compensation........................................................  25
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management....................................................................  27
     Item 12.     Certain Relationships and Related Transactions................................  28
     Item 13.     Exhibits......................................................................  28
     Item 14.    Principal Accountant Fees and Services.........................................  29

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

         You should carefully consider the risks of investing in this development stage company. This report, contains forward-looking statements regarding events, conditions, and financial trends that may affect our plan of operation, business strategy, operating results, and financial position. The forward looking statements are based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature. In some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements relate to future events or our future performance and include, but are not limited to, statements concerning:

         o        Our ability to create a workable, commercially viable product;
         o Our ability to protect what we perceive to be our intellectual property assets;
         o Our ability to attract and retain certain retail and business customers;
         o The anticipated benefits and risks associated with our business strategy;
         o Our future operating ability and the future value of our common stock;
         o The anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets; o Potential government regulation; and
         o Our future capital requirements and our ability to satisfy our needs.

         You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this report identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this report.

         Neither we nor any other person assumes responsibility for the accurateness or the completeness of the forward looking statements. We are under no duty to update any of the forward- looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.






         As used in this report, the terms "we," "us," "our," and "the Company" refer to Scientific Energy, Inc, a Utah corporation.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Scientific Energy, Inc. proposes to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The intended end- users would utilize our proprietary technologies regarding energy generation and energy conservation in lieu of, or in addition to, mechanisms or technologies already in use.

FINANCIAL CONDITION AND ABILITY TO CONTINUE AS A GOING CONCERN

         We are a development stage company, have had no revenue from operations, and have no operations from which revenue will be generated in the near future. For fiscal year ended December 31, 2004, we incurred net losses of approximately $84,000. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2004, raises substantial doubt about our ability to continue as a going concern. See Financial Statements.

HISTORY

         Scientific Energy was incorporated under the laws of the State of Utah on May 30, 2001, for the specific purpose of entering into an agreement and plan of reorganization dated June 6, 2001 with Quazon, Corp, a Nevada corporation. Upon inception, we issued 20 million shares of our common stock to two persons, Todd B. Crosland (8 million shares) and Hans Roes (12 million shares), in exchange for certain technology. Under the terms of the agreement, Messrs. Crosland and Roes exchanged their 20 million shares of Scientific Energy common stock for 20 million shares of Quazon common stock. Contemporaneous with the acquisition and under separate agreements, Messrs. Crosland and Roes, together with certain other associated investors, purchased an aggregate of 3,058,820 shares of Quazon common stock from existing Quazon shareholders. As a result of the transaction, we became the wholly owned subsidiary of Quazon. In July 2001, Quazon changed its corporate name to Scientific Energy, Inc., which entity will be referred to herein as Scientific Energy (NV).

         Prior to the transaction with Quazon, we acquired various intellectual property assets in various forms and stages of development from a group of individuals, Otis H. Sanders, Daryl Conley, David Sanders, Paul Thomas, and their company, American Eagle Research. We also acquired any and all inventions, any United States disclosure documents, patent applications and patents created or owned by the aforementioned group of individuals and their company. In consideration for the property and other assets, we entered into royalty and employment agreements with the individuals.

         The technology acquired encompassed, but was not limited to, the intellectual property related to the following:

         1.       Electroluminescence Power Cell (for Lap-Top Computer)
         2.       Solenoid Pump
         3.       Solar Powered Fishing Tackle Box
         4.       Flasher Beacon
         5.       Electroluminescence Power Cell (for Portable T.V.)
         6.       Rapid-Hot Water Heater (120 volt)
         7.       Rapid-Hot Water Heater (12 volt)
         8.       Hydraulic Solenoid Solar-Powered Pump
         9.       Solar Powered Camping Lights
         10.      Solar Powered Survival Lantern With ELT
         11.      Solar Powered Lantern With Flashing Strobe
         12.      Solar Powered Barricade Light
         13.      Turbine Generator
         14.      Hydrogen Powered Generator System
         15.      Speedy Sputter with Solenoid Drive
         16.      Solenoid Pump for Diesel Motors
         17.      Flexible Socket Extension
         18.      Spring Loaded Magnetic Socket-wrench

         The intellectual properties acquired regarding the respective technologies only encompass those technologies or parts of the technologies created by the aforementioned individuals and their company. The acquired technology may encompass trade secrets, disclosure documents, patent applications (for design or process) or patents (for design or process). We have no assurance that all or any part of the technologies we have acquired are unique, or if any facet of the respective technologies or all or any part of the technologies themselves can be protected if challenged, or that any patents will be issued with respect thereto.

         During 2002, we terminated our royalty and employment agreements with the aforementioned individuals and ceased all research and development efforts regarding this technology.

         On November 19, 2003, our parent, Scientific Energy (NV), entered into a share exchange agreement with Electronic Game Card, Inc., a Delaware corporation having a principal place of business in New York City, New York. In anticipation of the share exchange, Scientific Energy (NV) effected a reverse stock split of its issued and outstanding shares of common stock on a one share for 100 shares basis, effective November 18, 2003. As a condition of the reverse split, all fractional shares resulting from the split were rounded up to the next whole share, with the provision that no individual shareholder's holdings would be reduced below 100 shares as a result of the split.

         Under the terms of the agreement, Scientific Energy (NV) issued a majority of its common shares to the shareholders of Electronic Game Card, Inc., which became a wholly owned operating subsidiary of Scientific Energy (NV) and the Delaware entity changed its name to Electronic Game Card Marketing, Inc. It is the intent of Scientific Energy (NV) that Electronic Game Card Marketing will, for the immediate future, conduct most of its business activities through its British subsidiary Electronic Game Card, Ltd. As a further term of the exchange agreement, John Bentley, Lee Cole and Linden Boyne were elected as new directors of Scientific Energy (NV), which changed its corporate name to Electronic Game Card, Inc.

         On October 25, 2004, the Company was spun off from its parent company Electronic Game Card, Inc. In connection with the spin off, the Company approved a 17.8 reverse stock split, wherein the number of common shares were reduced from 20,000,000 to 1,123,488 common shares.

         Our principal executive offices are located at 630 North 400 West Salt Lake City, Utah 84103 and our telephone number is (801) 359-2410.

CURRENT BUSINESS ACTIVITIES

         As of December 31, 2004, Grandway USA, Inc. under terms of our licensing agreement, is focusing its efforts on the development of products that use the latest technology in LED lighting, solar power charging and improved energy through hybrid battery storage technology. We believe that development of products using the combination of the technology described herein will prove to be promising for developing consumer products in the photographic, outdoor landscape, sporting goods and portable power industry. Not only will Grandway consider the advancement of current Scientific Energy technology, but it is looking at many new areas that are rapidly developing and changing in the growing convenience consumer products market. Any new patents developed by Grandway while working on Scientific Energy's product line will be the sole property of Scientific Energy. When Grandway is able to manufacture and perfect the technologies covered by the licensing agreement, Grandway will use its marketing network to bring Scientific Energy technologies to market. Scientific Energy will receive a royalty fee of 15% in connection with any sales of products developed from Scientific Energy technologies.

         We have not begun any marketing or advertising efforts to date, nor do we anticipate incurring marketing or advertising expenses until a commercially viable product has been produced. If we are able to create a workable product, we will focus our marketing efforts on the then currently available market opportunities.

         We presently intend to focus on building workable prototypes that can be tested and verified by independent third parties in the general fields outlined herein. The energy conservation mechanism (the energy efficient pump field) and the energy generation, long-life battery field are the two areas in which we intend to expend our greatest resources and efforts. We believe that existing consumer applications requiring portable energy sources provide sufficient potential demand for our envisioned products to justify the significant research and development expenditure. We envision our initial target market for the energy generation technologies will be the energy cell requirements of all high demand battery consumer products. The energy conservation mechanism technologies will be marketed towards products and mechanisms that employ pumps, such as oil pumps, water pumps and compressors.

         Management is aware that the markets we wish to penetrate are dominated by significantly larger companies with substantially greater resources, financial and otherwise. It is our intent to develop independently testable prototypes that may lead to licensing our technology or establishing marketing agreements. We do not presently anticipate becoming a manufacturer of products developed from our technology.

RESEARCH AND DEVELOPMENT

         We have committed the vast majority of our current efforts and resources to the research and development effort regarding our technologies. New research and development activities will be carried out by our licensing partner, Grandway USA. As of December 31, 2004 and 2003, we have expended $0 and $138, respectively, on research and development. We anticipate that these expenditures will increase significantly in 2005.

PRODUCTS, MARKETS AND DISTRIBUTION OF PRODUCTS

         Management's current plan is to use the marketing efforts of Grandway to provide us with distribution channels for our products and assist us in design, development and manufacture of new products. We believe, if sufficiently developed and tested, our proprietary technology makes us an attractive partner for companies currently in the business of developing and selling, batteries, other energy cell technology or energy conservation mechanisms. If our licensing partner, Grandway, is able to develop workable prototypes for our technologies, we believe there is considerable potential for marketing and distribution.

COMPETITION WITHIN OUR PROPOSED INDUSTRY

         Those companies that we will be dependent on to bring our concepts and technologies to market will likely be the same companies that will be our primary competitors. The markets for the products we intend to develop are highly competitive. For example, the energy generation devices we intend to develop will compete directly with large firms that make batteries such as, Duracell, Energizer and Rayovac. These companies have a dominant position in the battery market and have financial and other resources that far outweigh ours. These dominant companies have advantages in negotiating with retailers and have greater appeal to end-use consumers because of their products and brand-names. We will also compete with many lesser known products and companies that will have significantly greater resources than ours. The technology that we intend to develop regarding energy conservation mechanisms, specifically various pump technologies, will face similar barriers to entry into the marketplace and will not have any advantages as far as development, competition, or marketability over other energy generation devices. Marketing of our prospective products will be focused around performance of the products, pricing, promotion and distribution strategies. We will have no competitive advantage in any of these fields and we may never achieve a necessary product development or brand-name status to enable us to effectively compete or render marketable or economically viable products.

         Those fields in which we intend to compete are also highly regulated by government rules and regulations. Development and testing of our products could be regulated by environmental laws, of which we are not presently aware. Larger, more established companies are better able to deal with and incur the costs associated with remaining in compliance with those rules and regulations. The business strategy that we have determined to be the most viable is for us to develop a workable prototype from any of our current projects and then, at that point, seek a merger partner or be acquired by a company that has similar existing products. It is possible that the partner or prospective acquiring company we hope to fulfill this strategy may not exist and, if it does exist, it may not be interested in our technologies. There is no assurance that in the event we are able to develop marketable products, that a larger, more established company will not just use our technology without our consent. We have no assurance that we will be able to protect our intellectual properties. We rely exclusively on laws regarding trade secrets, confidentiality agreements and other such protections for our intellectual properties.

RISK FACTORS

         OWNERSHIP OF OUR COMMON STOCK IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISKS, TOGETHER WITH ALL OTHER INFORMATION INCLUDED IN THIS 10-KSB. PLEASE KEEP THESE RISKS IN MIND WHEN READING THIS 10-KSB, INCLUDING ANY FORWARD-LOOKING STATEMENTS APPEARING HEREIN. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS WOULD LIKELY SUFFER MATERIALLY. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK, IF A TRADING MARKET DEVELOPS, MAY DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATING TO OUR BUSINESS

         OUR EXTREMELY LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS.

         We commenced our current business operations in June 2001 and have conducted only minimal research and development activities since that time. As a result of our brief history, we have only limited financial data and business information for you to evaluate our business strategies, past performance and an investment in our common stock. Thus, you may not have adequate information with which to make an informed investment decision.

         WE HAVE MINIMAL ASSETS AND NO IMMEDIATE SOURCE OF REVENUE.

         We currently have only minimal assets and have no immediate identified source of revenues. It is unlikely that we will receive any revenues until we complete development of one or more of our technologies into a marketable product. There can be no assurance that we will be successful in development of our technologies into products that can be successfully marketed on a profitable basis. We expect to continue to incur significant expenses in connection with:

         *        funding for research and development;
         *        costs of future sales and marketing efforts;
         *        increased general and administrative expenses; and
         *        additional   non-cash  charges  relating  to  amortization  of
                  intangibles and other deferred expenses.

         Accordingly, we will need to generate significant revenues to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis.

         THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

         We are a development stage company, have had no revenues, and have no operations from which revenue will be generated in the near future. For fiscal years ended December 31, 2004 and 2003, we incurred net losses of $84,098 and $7,379, respectively. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2004, raises doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to obtain adequate capital to cover our operating costs, we may be forced to cease operations.

         ADDITIONAL REQUIRED CAPITAL MAY NOT BE AVAILABLE AT ATTRACTIVE TERMS WHICH WOULD HAVE A MATERIAL NEGATIVE EFFECT ON OUR OPERATING RESULTS.

         We will need additional funds in order to continue development of our technologies and to continue operations. The Company has incurred net losses of approximately $833,000 for the period from May 30, 2001 (inception) to December 31, 2004. We presently have no revenues from any source and are completely dependent on the infusion of capital from our directors and executive officers and from external sources to be able to continue our business. Currently, our recurring annual expenses are approximately $50,000 plus general and administrative expenses, for an approximate total of $100,000 per annum. We expect that our general, administrative and other operating expenses will increase substantially as we accelerate our efforts to develop our technologies, satisfy increased reporting and stockholder communications obligations under the securities laws, and seek needed additional capital required for our business activities.

         We cannot give any assurance that we will be able to obtain necessary funds required to continue operations, or that such funds will be available on terms favorable to us. If we borrow funds we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. In addition, our cash requirements may vary materially from those now anticipated by management. These changes may be due to the results of testing, potential changes in capital and debt markets, terms on which financing can be obtained, competitive technologies, future research and development, issues related to patent or other proprietary protection, regulatory approvals, and other factors. If adequate funds are not available, we may be required to delay, reduce the scope of, or cancel the proposed development of certain technologies or all of the technologies.

         DEVELOPMENT OF OUR TECHNOLOGIES IS LIKELY SUBJECT US TO SUBSTANTIAL ENVIRONMENTAL REGULATION WHICH COULD INCREASE OUR NEED FOR CASH.

         Our business may become subject to numerous laws and regulations concerning the storage, use and discharge of materials into the environment, remediation of environmental impacts, and other matters relating to environmental protection. These laws and regulations may, in the future, impose costs on our operations that make it difficult or impossible to operate in a cost-effective manner. Further, although we intend to comply with all applicable laws and regulations, we might be found in violation of one or more of these laws and regulations, which could result in the imposition of sanctions including the loss of certain permits or licenses, civil sanctions or criminal penalties. It is possible that state and federal environmental laws and regulations will become more stringent in the future, which might increase our projected development and/or operating costs.

         WE ARE REQUIRED TO SATISFY CERTAIN SAFETY AND HEALTH REGULATIONS WHICH COULD REQUIRE ADDITIONAL FUNDS.

         We are required to conduct our operations in accordance with various laws and regulations concerning occupational safety and health. Currently and until we begin to develop products, we do not foresee expending material amounts to comply with these occupational safety and health laws and regulations. However, because such laws and regulations are frequently changed and amended, we are unable to predict the future effect of these laws and regulations.

         OUR RESEARCH AND DEVELOPMENT EFFORTS MAY NOT RESULT IN COMMERCIALLY VIABLE PRODUCTS WHICH COULD NEGATIVELY EFFECT OUR BUSINESS AND STOCK VALUE.

         Our technologies are in the development stage. Further research and development efforts will be required to develop these technologies to the point where they can be incorporated into commercially viable or salable products. We cannot assure prospective investors that we will be able to accomplish planned development of our technologies in a timely manner. We may not succeed in developing commercially viable products from our technologies, which will severely limit our ability to generate revenues and continue as a viable business. This would negatively effect our stock price, should a market develop for our shares.

         WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR OUR TECHNOLOGY, WHICH COULD CAUSE OUR BUSINESS TO FAIL.

         The demand and price for our technology and related products will be based upon the existence of markets for such technology and products and for products of other businesses that may use our technology. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our technology and products when compared to alternative technologies, which may be conventional or heretofore unknown. If the technology or products of other companies provide more cost-effective alternatives or otherwise outperform our technology or products, the demand for our technology or products will be adversely affected. Our success will be dependent upon market acceptance of our technology and related products. Failure of our technology to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration. This would likely cause our business to fail.

         WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY INFRINGE UPON THE PROPRIETARY RIGHTS OF OTHERS. OUR INABILITY TO PROTECT OUR RIGHTS COULD IMPAIR OUR BUSINESS AND CAUSE US TO INCUR SUBSTANTIAL EXPENSE TO ENFORCE OUR RIGHTS.

         Proprietary rights are critically important to us. We obtained rights to certain intellectual assets in various forms and stages of development from a group of individuals. To date, we have not been granted and do not hold any patents on technology on which we intend to focus our development efforts. Patent applications were made for certain proprietary technologies and the initial disclosure documentation has been prepared for all of the acquired technology. Those disclosure documents have not all resulted in patent applications and we cannot assure that any patent will be granted. We also will rely on unpatented trade secrets, confidentiality agreements and know-how to protect the various technologies. If our patent applications are denied or if we have insufficient resources, we will be forced to rely to a greater degree on trade secrets, confidentiality agreements and know-how and our ability to protect our intellectual property will be reduced to some degree.

         If we ultimately receive patents, we will seek to defend those patents and to protect our other proprietary rights. However, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement of their patents and other proprietary rights. Policing unauthorized use of our technology is difficult and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and have a material adverse effect on our future operating results.

         FUTURE OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND CAUSE THE VALUE OF OUR STOCK TO BE VOLATILE, WHICH COULD CAUSE THE VALUE OF YOUR INVESTMENT IN OUR COMPANY TO DECLINE.

         Our future quarterly and annual operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside our control. If operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock, should a public trading market develop, could significantly decline, which may cause the value of an investment in our company to decline. Some of the factors that could affect our quarterly or annual operating results or impact the market price of our common stock include:

         * given the nature of the markets in which we participate, we may not be able to reliably predict future revenue and profitability;

         * our ability to develop, market and support our current technology and any new products that may supplement or enhance our products we may develop;

         * our ability to retain key management, technical, sales and marketing personnel; and

         * our ability to obtain sufficient raw materials and supplies to develop and or market our technologies.

         Due to these and other factors, quarterly and annual revenues, expenses and results of operations could vary significantly and period-to-period comparisons should not be relied upon as indications of future performance. These fluctuations could cause the value of our stock to be volatile.

         WE ARE HEAVILY DEPENDENT ON OUR EXECUTIVE OFFICERS AND THEIR LOSS COULD SEVERELY DAMAGE OUR BUSINESS.

         Our future success depends on the continued contributions of our executive officers, particularly Todd B. Crosland, our President and Chief Financial Officer. Mr. Crosland is central to our development and growth and he has been chiefly responsible for developing all of our relationships with our other executives, directors, employees and external entities. We currently do not have keyman life insurance on any of our executives. Even if we continue to rely on employees for various engineering, design and other specialized services, we will need to recruit and retain additional personnel, including technical advisors and management, and develop additional management expertise. Our inability to acquire such services or to develop such expertise could have a material adverse effect on our operations.

         Our officers, directors and affiliates may be subject to potential conflicts of interest. Certain officers and directors will be subject to competing demands for their time and resources as they divide their attention and resources between our business and their other business and investment interests. There can be no assurance that any of the foregoing or other conflicts of interest will be resolved in favor of our stockholders or us. We have adopted no policies respecting the resolution of actual or potential conflicts of interest.

         MANAGEMENT WILL DEVOTE ONLY MINIMAL TIME OUR BUSINESS.

         Presently, our three directors have other full time obligations and will devote only such time to the business or our company as necessary to maintain our viability. Thus, because of their other time commitments, management anticipates that they will devote only a minimal amount of time to our company, at least until such time as business warrants devoting more time.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

         EFFECTIVE VOTING CONTROL IS HELD BY DIRECTORS WHO HAVE THE ABILITY TO CONTROL FUTURE ELECTION OF DIRECTORS AND THE AFFAIRS OF OUR COMPANY.

         Currently, the directors own, in the aggregate, approximately 81.7% of our outstanding voting securities. No other single shareholder owns in excess of 10%. Accordingly, the current directors have the ability to elect all of our directors, who in turn elect all executive officers, and to control our business and other affairs without regard to the votes of other shareholders.

         THE SO CALLED "PENNY STOCK RULE" COULD MAKE IT CUMBERSOME FOR BROKERS AND DEALERS TO TRADE OUR COMMON STOCK, MAKING THE MARKET FOR OUR COMMON STOCK LESS LIQUID WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR STOCK .

         If our shares are ultimately accepted for trading in the over-the-counter market, trading of our common stock may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

         * make a special suitability determination for purchasers of our shares;

         * receive the purchaser's written consent to the transaction prior to the purchase; and

         * deliver to a prospective purchaser of our shares prior to the first transaction, a risk disclosure document relating to the penny stock market.

         Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

         WE HAVE NEVER PAID A DIVIDEND AND DO NOT INTEND TO DO SO IN THE IMMEDIATE FUTURE.

         We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements may impose.

GOVERNMENT REGULATION

         The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

EMPLOYEES

         During 2002, we terminated employment agreements and royalty agreements with all four of our research and development employees. The employees were the sole researchers and developers of our various technologies and we had been dependent on their technical expertise and know-how.

         As of the date hereof, we do not have any employees and have no plans for retaining employees until such time as business warrants the expense. Future development of our technology will be the responsibility of our licensing partner, Grandway.

ITEM 2.  DESCRIPTION OF PROPERTY

         All of our business activities are presently being conducted by corporate officers from their personal business offices. Currently, there are no outstanding debts owed for the use of these facilities and there are no commitments for future use of the facilities. Although we have no written agreement and currently pay no rent for the use of our facilities, it is contemplated that at such future time as business warrants, we will secure commercial office space from which to conduct business. We have no current plans to secure such commercial office space.

ITEM 3.  LEGAL PROCEEDINGS

         There are presently no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were subject to a vote of security holders during the year 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         As of December 31, 2004, there were no trading activities of shares in our common stock. We anticipate making an application to the NASD to have our shares quoted on the OTC Bulletin Board. Our application to the NASD will consist of current corporation information, financial statements and other documents as required by Rule 15c2-11 of th Securities Exchange Act of 1934. Inclusion on the OTCBB permits price quotations for our shares to be published by that service. Also, any secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its common stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of December 31, 2004 was approximately 220.

RECENT SALES OF UNREGISTERED SECURITIES

         On October 25, 2004, the Company was spun off from its parent company Electronic Game Card, Inc. In connection with the spin off, the Company approved a 17.8 reverse stock split, wherein the number of common shares were reduced from 20,000,000 to 1,123,488 common shares. All references to common stock have been changed to reflect the stock split.

         On November 17, 2004, Scientific Energy agreed to issue 120,000 shares of restricted common stock to Alewine, LLC for consulting services. In connection with issuance of the shares, $1,200 was recorded as consulting expense.

         Except for the share spin off transaction, which was made pursuant to a registration statements, the issuances set forth above were made in private, isolated transactions with persons having knowledge of our business. These transactions were made in reliance on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

PENNY STOCK REGULATIONS

         Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

         Currently, the Company's common stock is considered a penny stock for purposes of the Exchange Act, although no trading market has developed for the shares. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's common stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

         Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"
(generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

TRANSFER AGENT

         We employ Interstate Transfer Co., 6084 South 900 East, Suite 101, Salt Lake City, Utah 84121, (801) 281-9746, as our transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION REGARDING OUR FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS 10-KSB.

         We are considered a development stage company with minimal assets or capital and with no current revenues. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an adequate financing in the near future to advance our business plan, there is substantial doubt about our ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete development of our technologies and resulting products. At that time, management will evaluate the possible effects of inflation on our business and operations.

PLAN OF OPERATION

         We have entered into a licensing agreement with Grandway USA, Inc. whereby Grandway will assume the development of our patents and technology. Under terms of the agreement, Grandway will use its best efforts to complete the development of our technologies. If Grandway is successful in developing our technologies, it will use its advertising, marketing and distribution networks to bring our technologies and products to the market. We will be entitled to a licensing fee of 15% of total sales generated from the sale of our technologies or products derived therefrom by Grandway.

         We do not anticipate incurring any marketing or advertising expenses until a commercially viable product has been produced through our agreement with Grandway. We presently intend to focus on building workable prototypes that can be tested and verified by independent third parties in two of the general fields in which we own technology, the energy efficient pump and the energy generation, long-life battery. The initial target market for the energy generation technologies will be the energy cell requirements of portable laptop computers. The energy conservation mechanism technologies will be marketed towards products and mechanisms that employ pumps, such as oil pumps, water pumps and compressors.

         Presently, we do not anticipate any significant expenditures on equipment or physical facilities during 2005. Most of our expenditures will be related to the research and development of our technology. We anticipate that we could spend up to $50,000 during 2005 for research and development. Management estimates that our general and administrative expenses for 2005 will be approximately $50,000. We intend to develop independently testable prototypes that may lead to licensing our technology or establishing marketing agreements. We do not presently anticipate becoming a manufacturer of products developed from our technology.

LINE OF CREDIT

         On January 1, 2004, our President, Todd B. Crosland, provided to us an unsecured line of credit for up to $250,000. The credit line carries interest at the prevailing prime rate. As of the date hereof, we owe $17,993 against this line of credit.

NET OPERATING LOSS

         We have accumulated approximately $833,000 of net operating loss carryforwards as of December 31, 2004, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2024. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2004 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

         In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after Jun 15, 2005. Management does not believe the adoption of ths Statement will have any immediate material impact on the Company.

         On December 16, 2004, the FASB issued SFAS No. 123 ( R ), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting

Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME- SHARING TRANSACTIONS, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time- Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued SFAS No. 153, EXCHANGE OF NONMONETARY ASSETS. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier applications is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have not impact on the financial statements fo the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company and supplementary data are included preceding the signature page to this report. See Item 13. for a list of the financial statements and financial statement schedules included.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A.  CONTROLS AND PROCEDURES

         We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

         Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Scientific Energy, Inc. have concluded that Scientific Energy, Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no significant changes in Scientific Energy, Inc. internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

ITEM 8B.  OTHER INFORMATION

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

Name                            Age           Position
----                            ---           --------
Todd B. Crosland                43            President, CFO and Director
Jana Meyer                      53            Secretary/Treasurer, Director
Mark Clawson                    36            Director

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. However, due to our lack of funds, the directors will defer their expenses and any compensation until such time as we business warrants such expenses. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board and each executive officer serves at the discretion of the board.

         No director, officer, affiliate or promoter of Scientific Energy has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

         All of our present directors have other full-time employment or sources of income and will routinely devote only such time to our business as necessary. It is estimated that each director will devote less than ten hours per month to our business activities.

         Currently, there is no arrangement, agreement or understanding between management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from shareholders. However, the board is elected by the shareholders and the shareholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

         The business experience of each of the persons listed above during the past five years is as follows:

         TODD B. CROSLAND is a co-founder of our company and has served as a director, Chairman of the Board, Chief Executive Officer and President since inception in May 2001. Previously, Mr. Crosland was co-founder and Executive Vice-President of Operations, Vice President of Finance, and a director of Surgical Technologies, Inc., a manufacturer and marketer of pre-packaged sterile surgical products from 1989 through 1996. Since 1996, Mr. Crosland has been Chairman of the Board and President of Rex Industries, Inc., a specialty metals fabrication business acquired from Surgical Technologies, and of TBC, LC, a real estate investment company since 1992. Mr. Crosland holds a B.A. degree in business finance from the University of Utah.

         JANA MEYER has served as Secretary/Treasurer and a director of Scientific Energy since its reorganization in 2001. Previously, Mrs. Meyer was Secretary of Surgical Technologies, Inc., a manufacturer and marketer of pre-packaged sterile surgical products from 1989 through 1995. Mrs. Meyer is also currently an executive employee and controller of Rex Industries, Inc. and has been since 1996.

         MARK CLAWSON became a director of Scientific Energy in 2001. Since June 1999, Mr. Clawson has been Chairman and President of Rubicon Venture Partners, Inc., a holding company with investments in the equipment rental industry. From October 1994 to February 1999, Mr. Clawson was a corporate and securities attorney with Wilson, Sonsini, Goodrich & Rosati, in Palo Alto, California. Mr. Clawson received a B.A. degree in English from Brigham Young University, a J.D. degree from Duke University, and M.A. and Ph.D. in legal History from Stanford University. Todd Crosland and Mark Clawson are brothers-in-law.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements,
(iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10.  EXECUTIVE COMPENSATION

         Presently, we do not provide monetary compensation to directors for serving on our board of directors. We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to our officers, directors or employees for the years ended December 31, 2004 and 2003. Our by-laws authorize the board of directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the board. As of the date hereof, no salaries or other compensation have been paid to any member of the board, individually or as a group.

         Also, we do not have employment agreements with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business conditions warrant such expenses. As of the date hereof, no person has accrued any compensation.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION ON LIABILITY

         As permitted by the provisions of Utah law, we have the power to indemnify an individual made a party to a proceeding because they are or were a director of our company, against liability incurred in the proceeding, provided such individual acted in good faith and in a manner reasonably believed to be in, or not opposed to, our best interest and, in a criminal proceeding, they had no reasonable cause to believe their conduct was unlawful. Indemnification under this provision is limited to reasonable expenses incurred in connection with the proceeding. We must indemnify a director or officer who is successful, on the merits of otherwise, in the defense of any proceeding or in defense of any claim, issue, or matter in the proceeding, to which they are a party to because they are or were a director or officer of our company, against reasonable expenses incurred by them in connection with the proceeding or claim with respect to which they have been successful. Our Articles of Incorporation empower the board of directors to indemnify our officers, directors, agents, or employees against any loss or damage sustained when acting in good faith in the performance of their corporate duties.

         We may pay for or reimburse reasonable expenses incurred by a director, officer employee, fiduciary or agent of ours who is a party to a proceeding in advance of final disposition of the proceeding, provided the individual furnishes us with a written affirmation that their conduct was in good faith and in a manner reasonably believed to be in, or not opposed to, our best interest, and undertake to repay the advance if it is ultimately determined that they did not meet such standard of conduct.

         Also pursuant to Utah law, a corporation may set forth in its articles of incorporation, by-laws or by resolution, a provision eliminating or limiting in certain circumstances, liability of a director to the corporation or its shareholders for monetary damages for any action taken or any failure to take action as a director. This provision does not eliminate or limit the liability of a director

         (i) for the amount of a financial benefit received by a director to which they are not entitled;
         (ii) an intentional infliction of harm on the corporation or its shareholders; (iii) for liability for a violation relating to the distributions made in violation of Utah law;
                  and
         (iv) an intentional violation of criminal law.

         Our by-laws provide for such indemnification. A corporation may not eliminate or limit the liability of a director for any act or omission occurring prior to the date when such provision becomes effective. Utah law also permits a corporation to purchase and maintain liability insurance on behalf of its directors, officers, employees, fiduciaries or agents. We currently do not maintain directors' and officers' insurance.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED MATTERS

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,243,488 shares of issued and outstanding common stock of the Company as of March 28, 2005 and information as to the ownership of the Company's stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


NAME AND ADDRESS
OF BENEFICIAL OWNERS/                           NATURE OF               SHARES
DIRECTORS                                       OWNERSHIP               OWNED             PERCENT
-----------------------------------------------------------------------------------------------------
Todd Crosland*
630 North 400 West
Salt Lake City, Utah 84103                      Common Stock            855,095           68.8%

Jana Meyer*
630 North 400 West
Salt Lake City, Utah 84103                      Common Stock            40,200            3.2%

Mark Clawson*
630 North 400 West
Salt Lake City, Utah 84103                      Common Stock            24,000            1.9%

Lane Clissold (1)
3270 South 1100 West
South Salt Lake, Utah 84119                     Common Stock            71,502            5.8%

Alewine Limited Liability Company (2)
1390 South 1100 East #204
Salt Lake City, Utah 84105                      Common Stock            55,000            4.4%

David Rumbold
200 West Olive
Wyoming, IL 61491                               Common Stock            65,648            5.3%

All Executive Officers
and Directors as a Group
(3 people)                                      Common Stock            919,295           73.9%

(1) This amount included 334 shares beneficially owned by Mr. Clissold's wife, April Clissold.

(2) Alewine Limited Liability Company is a Nevada limited liability company principally owned and managed by George I. Norman III and, by resolution of its members, Mr. Norman has sole voting and investment control over Alewine.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have not had any material transactions during the past two fiscal years with any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family except as set forth below.

         On August 15, 2001, Todd B. Crosland, our President, extended to us an unsecured line of credit for up to $350,000. The credit line carries interest at the existing prime rate. As of December 31, 2003, the Company owed $1,090, against this line of credit and is reported along with accrued interest in the accompanying financial statements as a Note Payable Shareholder. On December 5, 2003, $31,344 of the note was converted into 552,000 shares of Electronic Game Card common in connection with the share exchange agreement.

         On January 1, 2004, Mr. Crosland, provided to us a new unsecured line of credit for up to $250,000. The credit line carries interest at the prevailing prime rate. As of the date hereof, we owe $17,993 against this line of credit.

ITEM 13.  EXHIBITS

(A)      EXHIBITS

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document

3.1      Articles of Incorporation (1)

3.2      Bylaws (1)

4.1 Instruments defining rights of holders (See Exhibit 3.1, Articles of Incorporation (1)

10.1     License Agreement with Grandway USA, Inc.(1)

31.1     Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification  of  Principal  Financial  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2     Certification  of  Principal  Financial  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's registration statement on Form SB-2 filed on June 2, 2004.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:


           Service                       2004                    2003
------------------------------  ----------------------   ---------------------
Audit Fees                      $                6,955   $               5,554
Audit-Related Fees                                   -                       -
Tax Fees                                           105                      95
All Other Fees                                       -                       -
                                ----------------------   ---------------------
Total                           $                7,060   $               5,649
                                ======================   =====================

AUDIT FEES - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided ny the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided bythe independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                             SCIENTIFIC ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


                                                                         Page

Independent Auditor's Report..............................................F - 1

Balance Sheets
  December 31, 2004 and 2003..............................................F - 3

Statements of Operations for the
 Years Ended December 31, 2004 and 2003 and the
 Cumulative since May 30, 2001 (Inception) to December 31, 2004  .........F - 4

Statement of Stockholders' Equity for the
  Period From May 30, 2001 (Inception) to December 31, 2004...............F - 5

Statements of Cash Flows for the
 Years Ended December 31, 2004 and 2003 and the
 Cumulative since May 30, 2001 (Inception) to December 31, 2004...........F - 6

Notes to Financial Statements.............................................F - 8

                          INDEPENDENT AUDITOR'S REPORT



Scientific Energy, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheet of Scientific Energy, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations and cash flows for the years ended December 31, 2004 and 2003 and the cumulative since May 30, 2001 to December 31, 2004 and the statement of stockholders' equity for the period May 30, 2001 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Energy, Inc. (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the cumulative since May 30, 2001 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted,


                                                     /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 28, 2005

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                         December 31,
                                                                            ---------------------------------------
                                                                                   2004                 2003
                                                                            ------------------   ------------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                     $               62   $               40
                                                                            ------------------   ------------------

     Total Current Assets                                                                   62                   40
                                                                            ------------------   ------------------

Other Assets:
Intangibles                                                                                  -               50,000
                                                                            ------------------   ------------------

     Total Assets                                                           $               62   $           50,040
                                                                            ==================   ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                            $           21,612   $            5,595
Income Taxes Payable                                                                       100                  100
Note Payable - Shareholder                                                              17,993                1,090
                                                                            ------------------   ------------------

     Total Liabilities                                                                  39,705                6,785
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.01,
    Authorized 5,000,000 shares, no shares
    Issued and outstanding at December 31, 2004 and 2003                                     -                    -
Common Stock, Par value $.01,
    Authorized 20,000,000 shares, 1,243,488 and 1,123,488
    Issued and outstanding at December 31, 2004 and 2003                                12,435               11,235
Paid-In Capital                                                                        780,581              780,581
Deficit Accumulated During the Development Stage                                      (832,659)            (748,561)
                                                                            ------------------   ------------------

     Total Stockholders' Equity                                                        (39,643)              43,255
                                                                            ------------------   ------------------

     Total Liabilities and Stockholders' Equity                             $               62   $           50,040
                                                                            ==================   ==================





   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                      May 30,
                                                                                                        2001
                                                                   For the Year Ended               Inception of
                                                                      December 31,                  Development
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------

Revenues:                                                 $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------

Expenses:
Research & Development                                                    -                 138              68,090
General & Administrative                                             32,564               5,157             495,989
                                                          -----------------  ------------------  ------------------

     Loss from Operations                                           (32,564)             (5,295)           (564,079)

Other Income (Expense)
Interest, Net                                                        (1,434)             (1,984)            (18,140)
Write-down of Technology
    and Royalties                                                   (50,000)                  -            (250,040)
                                                          -----------------  ------------------  ------------------

     Net Loss Before Taxes                                          (83,998)             (7,279)           (832,259)

     Income Tax Expense                                                 100                 100                 400
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $         (84,098) $           (7,379) $         (832,659)
                                                          =================  ==================  ==================

Basic & Diluted Loss Per Share                            $          (0.07)  $           (0.01)
                                                          =================  ==================

Weighted Average Shares                                           1,138,611           1,123,488
                                                          =================  ==================







   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                                              Since
                                                                                                           May 30,2001
                                                                                                           Inception of
                                                             Common Stock                 Paid-In          Development
                                                      Shares            Par Value         Capital             Stage
                                                 -----------------  ----------------- ----------------  ------------------

Balance at May 30, 2001 (Inception)                              -  $               - $              -  $                 -

May 30, 2001, Issued Common
  Stock for Technology                                  20,000,000            200,000           50,040                   -

Net Loss                                                         -                  -                -            (168,773)
                                                 -----------------  ----------------- ----------------  ------------------

Balance at December 31, 2001                            20,000,000            200,000           50,040            (168,773)

Retroactive Adjustment for 1:17.8
Reverse Stock Split October 24, 2004                   (18,876,512)          (188,765)         188,765                   -
                                                 -----------------  ----------------- ----------------  ------------------

Restated Balance at December 31, 2001                    1,123,488             11,235          238,805            (168,773)

Net Loss                                                         -                  -                -            (572,409)
                                                 -----------------  ----------------- ----------------  ------------------

Balance at December 31, 2002                             1,123,488             11,235          238,805            (741,182)

December 5, 2003, Spin off from
     Parent Company                                              -                  -          541,776                   -

Net Loss                                                         -                  -                -              (7,379)
                                                 -----------------  ----------------- ----------------  ------------------

Balance at December 31, 2003                             1,123,488             11,235          780,581            (748,561)

November 17, 2004, Issued Common
     Stock for Consulting Services                         120,000              1,200                -                   -

Net Loss                                                         -                  -                -             (84,098)
                                                 -----------------  ----------------- ----------------  ------------------

Balance at December 31, 2004                             1,243,488             12,435          780,581            (832,659)
                                                 =================  ================= ================  ==================

   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                                  2004               2003              Stage
                                                           ------------------ ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $          (84,098)$           (7,379)$         (832,659)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                                 50,000                  -            250,040
Stock Issued for Expenses                                               1,200                  -              1,200

Change in operating assets and liabilities:
Increase (Decrease) in Accounts Payable                                16,017             (2,311)            21,612
Increase (Decrease) in Income Tax Payable                                   -                  -                100
Increase (Decrease) in Bank Overdraft                                       -               (212)                 -
Increase (Decrease) in Accrued Expenses                                     -               (455)                 -
                                                           ------------------ ------------------ ------------------
  Net Cash Used in operating activities                               (16,881)           (10,357)          (559,707)
                                                           ------------------ ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                   -                  -                  -
                                                           ------------------ ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on Note Payable Shareholder                                        -            (34,595)           (36,195)
Proceeds from Note Payable Shareholder                                 16,903             44,992            595,964
                                                           ------------------ ------------------ ------------------
  Net Cash Provided by Financing Activities                            16,903             10,397            559,769
                                                           ------------------ ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                22                 40                 62
Cash and Cash Equivalents
  at Beginning of Period                                                   40                  -                  -
                                                           ------------------ ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                         $               62 $               40 $               62
                                                           ================== ================== ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                                  2004               2003              Stage
                                                           ------------------ ------------------ ------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $                - $            1,085 $            6,620
  Income taxes                                             $              100 $              100 $              300

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Exchanged for Technology                      $                - $                - $          250,040
Note Payable Converted to Parent Company Stock             $                - $           31,344 $          541,344

















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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $833,000 for the period from May 30, 2001 (inception) to December 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Utah on May 30, 2001, under the name of Scientific Energy, Inc. As of December 31, 2004, the Company is in the development stage and has not begun planned principal operations.

Separation From Parent Company

         On June 6, 2001, Scientific Energy, Inc (Utah) and Scientific Energy, Inc. (A Nevada Corporation) entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc. (Utah) acquired 20,000,000 shares of Scientific Energy's (Nevada) shares in exchange for 100% of the issued and outstanding shares of Scientific Energy (Utah). On December 5, 2003, the Company entered into an agreement wherein the Company would receive 100% of its shares back from Scientific Energy (Nevada). As a result, the Company would no longer be a wholly owned subsidiary of Scientific Energy (Nevada).

         On October 25, 2004, the Company was spun off from its parent company Electronic Game Card, Inc. In connection with the spin off, the Company approved a 17.8 reverse stock split, wherein the number of common shares were reduced from 20,000,000 to 1,123,488 common shares. All references to common stock have been changed to reflect the stock split.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2004 and 2003.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the December 31, 2004 presentation.

NOTE 2 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $833,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations, as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS & CONTINGENCIES

         As of December 31, 2004, all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

         On November 15, 2003, the Company entered into an agreement with Grandway USA, Inc. to complete patent processes and to market certain inventions when created by Scientific Energy, Inc. Upon completion of the production and commercialization of various inventions, Scientific Energy has agreed to license and convey to Grandway all rights, title and interest in the various inventions, together with all trademarks, patents and all powers and privileges relating to any and all modifications, improvements, enhancements, variations, and alterations. In addition, Scientific Energy agrees to license and convey all rights, title and interest in all existing and future marketing rights, lists of customers, accounts and sales leads, manufacturing processes, drawings, and expertise in connection with said inventions. In exchange, Grandway will pay a royalty of 15% of net sales for each unit of the inventions sold by Grandway.

NOTE 5- INTANGIBLE ASSETS

         On May 30, 2001, Scientific Energy, Inc. acquired intangible assets including technology, trade secrets, and patent applications for design, process and potential patents on either design or process on their technology of $250,040. This technology consists of energy cell technology that is believed to provide a reliable energy source that can be used in portable electronic devices and will increase the life of existing batteries significantly.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5- INTANGIBLE ASSETS (Continued)

         During the first quarter of 2002, management reviewed the reasonableness of the value of their technology, and decided that in the absence of research and development efforts the value of the technology was only $50,000 at that time. Thus, the intangible assets were written-down $200,000.

         As of December 31, 2004, management reviewed the reasonableness os the value of their technology and decided that in the absence of research and development efforts the value of the technology was $0. Thus, the intangible assets were written-down $50,000.

NOTE 6 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

         On August 15, 2001, Todd B. Crosland, our President, extended to the Company an unsecured line of credit for up to $350,000. The credit line carries interest at the existing prime rate. As of December 31, 2003, the Company owed $1,090, against this line of credit and is reported along with accrued interest in the accompanying financial statements as a Note Payable Shareholder. On December 5, 2003, $31,344 of the note was converted into 552,000 shares of Electronic Game Card common in connection with the share exchange agreement.

         On January 1, 2004, the president of the Company gave the Company an unsecured line of credit of up to $250,000. The Line carries interest at prime. As of December 31, 2004, the Company owes $17,993 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

NOTE 7- COMMON STOCK TRANSACTIONS

         On November 17, 2004, Scientific Energy agreed to issue 120,000 shares of restricted common stock to Alewine, LLC for consulting services. In connection with issuance of the shares, $1,200 was recorded as consulting expense.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SCIENTIFIC ENERGY, INC.


Date: March 29, 2005                     By /S/ Todd B. Crosland
                                             ---------------------
                                           Todd B. Crosland
                                           President and Chief Financial Officer
                                          (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date: March 29, 2005                     By /S/ Jana Meyer
                                           -----------------------
                                           Jana Meyer
                                           Secretary/Treasurer and Director
                                    (Principal Financial and Accounting Officer)





Date: March 29, 2005                     By /S/ Mark Clawson
                                           ----------------------
                                           Mark Clawson
                                           Director