Form 10QSB
period 2005-03-31
SCIENTIFIC ENERGY INC
filed 2005-05-10
CIK 1276531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2005
              -----------------------------------------------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
                        For the transition period from to
            ------------------------------ --------------------------

                        Commission file number 333-116099
           -----------------------------------------------------------

                             SCIENTIFIC ENERGY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            UTAH                                           87-0680657
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                  630 NORTH 400 WEST, SALT LAKE CITY, UT 84103
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (801) 359-2410
                            ISSUER'S TELEPHONE NUMBER


   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 6, 2005 1,243,488

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                March 31,           December 31,
                                                                                   2005                 2004
                                                                            ------------------   ------------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                     $              116   $               62
                                                                            ------------------   ------------------

     Total Current Assets                                                                  116                   62
                                                                            ------------------   ------------------

     Total Assets                                                           $              116   $               62
                                                                            ==================   ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                            $            2,374   $           21,612
Income Taxes Payable                                                                       100                  100
Note Payable - Shareholder                                                              40,274               17,993
                                                                            ------------------   ------------------

     Total Liabilities                                                                  42,748               39,705
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.01,
    Authorized 5,000,000 shares,
    No shares issued at March 31, 2005 and December 31, 2004                                 -                    -
  Common Stock, Par value $.01,
    Authorized 20,000,000 shares,
    Issued 1,243,488 shares at March 31, 2005 and
    December 31, 2004                                                                   12,435               12,435
Paid-In Capital                                                                        780,581              780,581
Deficit Accumulated During the Development Stage                                      (835,648)            (832,659)
                                                                            ------------------   ------------------

     Total Stockholders' Equity                                                        (42,632)             (39,643)
                                                                            ------------------   ------------------

     Total Liabilities and Stockholders' Equity                             $              116   $               62
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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                      May 30,
                                                                                                        2001
                                                               For the Three Months Ended           Inception of
                                                                        March 31,                   Development
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------

Revenues:                                                 $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------

Expenses:
Research & Development                                                    -                   -              68,090
General & Administrative                                              2,225               4,297             498,214
                                                          -----------------  ------------------  ------------------

     Loss from Operations                                            (2,225)             (4,297)           (566,304)

Other Income (Expense)
Interest, Net                                                          (764)                (11)            (18,904)
Write-down of Technology
    and Royalties                                                         -                   -            (250,040)
                                                          -----------------  ------------------

     Net Loss Before Taxes                                           (2,989)             (4,308)           (835,248)

     Income Tax Expense                                                   -                   -                 400
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $          (2,989) $           (4,308) $         (835,648)
                                                          =================  ==================  ==================

Basic & Diluted Loss Per Share                            $               -  $                -
                                                          =================  ==================

Weighted Average Shares                                           1,243,488          20,000,000
                                                          =================  ==================









   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                For the Three Months Ended          Inception of
                                                                         March 31,                  Development
                                                                  2005               2004              Stage
                                                           ------------------ ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $           (2,989)$           (4,308)$         (835,648)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                                      -                  -            250,040
Stock Issued for Expenses                                                   -                  -              1,200

Change in operating assets and liabilities:
Increase (Decrease) in Accounts Payable                               (19,238)             4,297              2,374
Increase (Decrease) in Income Tax Payable                                   -                  -                100
Increase (Decrease) in Accrued Expenses                                   281                 11                281
                                                           ------------------ ------------------ ------------------
  Net Cash Used in operating activities                               (21,946)                 -           (581,653)
                                                           ------------------ ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                   -                  -                  -
                                                           ------------------ ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payment on Shareholder Loan                                                 -                  -            (36,195)
Note Payable Shareholder                                               22,000                  -            617,964
                                                           ------------------ ------------------ ------------------
  Net Cash Provided by Financing Activities                            22,000                  -            581,769
                                                           ------------------ ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                54                  -                116
Cash and Cash Equivalents
  at Beginning of Period                                                   62                  -                  -
                                                           ------------------ ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                         $              116 $                - $              116
                                                           ================== ================== ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                For the Three Months Ended          Inception of
                                                                         March 31,                  Development
                                                                  2005               2004              Stage
                                                           ------------------ ------------------ ------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $                - $                - $            6,620
  Income taxes                                             $                - $                - $              400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

ommon Stock Exchanged for Technology                      $                - $                - $          250,040
Note Payable Converted to Parent Company
   Stock                                                  $                - $                - $          541,344




















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

Interim Reporting

         The unaudited financial statements as of March 31, 2005, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $836,000 for the period from May 30, 2001 (inception) to March 31, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Utah on May 30, 2001, under the name of Scientific Energy, Inc. As of March 31, 2005, the Company is in the development stage and has not begun planned principal operations.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2005 and 2004.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the March 31, 2005 presentation.

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

NOTE 4 - COMMITMENTS & CONTINGENCIES

         As of March 31, 2005, all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         As of December 31, 2004, management reviewed the reasonableness of the value of their technology and decided that in the absence of research and development efforts the value of the technology was $0. Thus, the intangible assets were written-down $50,000.

NOTE 6 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

         On January 1, 2004, the president of the Company gave the Company an unsecured line of credit of up to $250,000. The Line carries interest at prime. As of March 31, 2004, the Company owes $40,274 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

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

         For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $250,000 loan agreement. As of March 31, 2005, the Company owes $40,274 on this note. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         At March 31, 2005, the Company had total assets of $116, consisting of cash. Liabilities at March 31, 2005, were $42,748 consisting mainly of accounts payable of $2,374, and note payable to shareholder of $40,274.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2005, general and administrative expenses were $2,225 and research and development expenses were $0. General and administrative expenses are primarily for legal and accounting services.

         The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

PLAN OF OPERATION

         As of March 31, 2005, the president of the Company has agreed to loan to the Company up to $250,000. The loan is repayable on demand with interest at prime rate. As of March 31, 2005, the Company owes $40,274 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

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

NET OPERATING LOSS

         As of March 31, 2005, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $836,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's

         President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on this evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:



   EXHIBIT
   NUMBER                              TITLE OF DOCUMENT                               LOCATION
------------- -------------------------------------------------------------------
          3.1 Articles of Incorporation                                           Incorporated by
                                                                                  reference(1)
          3.2 Bylaws                                                              Incorporated by
                                                                                  reference(1)
          4.1 Instruments defining rights of holders (See Exhibit 3.1, Articles ofIncorporated by
              Incorporation                                                       reference(1)
         10.1 License Agreement with Grandway USA, Inc.                           Incorporated by
                                                                                  reference(1)
         31.1 Certification of Principal  Executive Officer Pursuant to 18 U.S.C
              Section 1350 as Adopted  Pursuant to Section 302 of the  Sarbanes-
              Oxley Act of 2002.
         31.2 Certification of Principal  Financial Officer Pursuant to 18 U.S.C
              Section 1350 as Adopted  Pursuant to Section 302 of the  Sarbanes-
              Oxley Act of 2002.
         32.1 Certification of Principal  Executive Officer Pursuant to 18 U.S.C
              Section 1350 as Adopted  Pursuant to Section 302 of the  Sarbanes-
              Oxley Act of 2002.
         32.2 Certification of Principal  Financial Officer Pursuant to 18 U.S.C
              Section 1350 as Adopted  Pursuant to Section 302 of the  Sarbanes-
              Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's registration statement on Form SB-2 filed on June 2, 2004.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2005

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SCIENTIFIC ENERGY, INC.

Date: May 9, 2005           By: /S/ Todd B. Crosland
                                -------------------------------------------
                                Todd B. Crosland
                                President and Chief Financial Officer
                                (Principal Executive Officer)


Date:  May 9, 2005          By: /S/ Jana Meyer
                               ----------------------------------------------
                               Jana Meyer
                               Secretary/Treasuer and Director
                              (Principal Financial and Accounting Officer)