Form 10QSB
period 2005-06-30
SCIENTIFIC ENERGY INC
filed 2005-08-09
CIK 1276531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
              ----------------------------------------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
         For the transition period from                     to
                                       ---------------------    ----------------

                        Commission file number 333-116099
           -----------------------------------------------------------

                             SCIENTIFIC ENERGY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           UTAH                                         87-0680657
-------------------------------                ---------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 8, 2005 1,243,488


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 June 30,           December 31,
                                                                                   2005                 2004
                                                                            ------------------   ------------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                     $              204   $               62
                                                                            ------------------   ------------------

     Total Current Assets                                                                  204                   62
                                                                            ------------------   ------------------

     Total Assets                                                           $              204   $               62
                                                                            ==================   ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                            $              338   $           21,612
Income Taxes Payable                                                                         -                  100
Note Payable - Shareholder                                                              49,151               17,993
                                                                            ------------------   ------------------

     Total Liabilities                                                                  49,489               39,705
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.01,
    Authorized 5,000,000 shares,
    No shares issued at June 30, 2005 and December 31, 2004                                  -                    -
  Common Stock, Par value $.01,
    Authorized 20,000,000 shares,
    Issued 1,243,488 shares at June 30, 2005 and
    December 31, 2004                                                                   12,435               12,435
Paid-In Capital                                                                        780,581              780,581
Deficit Accumulated During the Development Stage                                      (842,301)            (832,659)
                                                                            ------------------   ------------------

     Total Stockholders' Equity                                                        (49,285)             (39,643)
                                                                            ------------------   ------------------

     Total Liabilities and Stockholders' Equity                             $              204   $               62
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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     Cumulative
                                                                                                                        Since
                                                                                                                       May 30,
                                                                                                                        2001
                                                For the Three Months Ended          For the Six Months Ended        Inception of
                                                         June 30,                           June 30,                 Development
                                                   2005              2004             2005            2004              Stage
                                            ------------------ ---------------- ---------------- ---------------  -----------------

Revenues:                                   $                - $              - $              - $             -  $               -
                                            ------------------ ---------------- ---------------- ---------------  -----------------

Expenses:
Research & Development                                       -                -                -               -             68,090
General & Administrative                                 5,926              195            8,151           4,492            504,140
                                            ------------------ ---------------- ---------------- ---------------  -----------------

     Loss from Operations                               (5,926)            (195)          (8,151)         (4,492)          (572,230)

Other Income (Expense)
Interest, Net                                             (727)            (554)          (1,491)           (565)           (19,631)
Write-down of Technology
    and Royalties                                            -                -                -               -           (250,040)
                                            ------------------ ---------------- ---------------- ---------------  ------------------

     Net Loss Before Taxes                              (6,653)            (749)          (9,642)         (5,057)          (841,901)

     Income Tax Expense                                      -                -                -               -                400
                                            ------------------ ---------------- ---------------- ---------------  -----------------

     Net Loss                               $           (6,653)$           (749)$         (9,642)$        (5,057) $        (842,301)
                                            ================== ================ ================ ===============  =================

Basic & Diluted Loss Per Share              $           (0.01) $              - $         (0.01) $             -
                                            ================== ================ ================ ===============

Weighted Average Shares                              1,243,488        1,123,488        1,243,488       1,123,488
                                            ================== ================ ================ ===============









   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                 For the Six Months Ended           Inception of
                                                                         June 30,                   Development
                                                                  2005               2004              Stage
                                                           ------------------ ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $           (9,642)$           (5,057)$         (842,301)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                                      -                  -            250,040
Stock Issued for Expenses                                                   -                  -              1,200

Change in operating assets and liabilities:
Increase (Decrease) in Accounts Payable                               (21,274)             4,691                338
Increase (Decrease) in Income Tax Payable                                (100)                 -                  -
Increase (Decrease) in Accrued Expenses                                 1,493                 25              1,493
                                                           ------------------ ------------------ ------------------
  Net Cash Used in operating activities                               (29,523)              (341)          (589,230)
                                                           ------------------ ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                   -                  -                  -
                                                           ------------------ ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payment on Shareholder Loan                                                 -                  -            (36,195)
Note Payable Shareholder                                               29,665                341            625,629
                                                           ------------------ ------------------ ------------------
  Net Cash Provided by Financing Activities                            29,665                  -            589,434
                                                           ------------------ ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               142                  -                204
Cash and Cash Equivalents
  at Beginning of Period                                                   62                 40                  -
                                                           ------------------ ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                         $              204 $               40 $              204
                                                           ================== ================== ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                 For the Six Months Ended           Inception of
                                                                         June 30,                   Development
                                                                  2005               2004              Stage
                                                           ------------------ ------------------ ------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              535 $              541 $            6,620
  Income taxes                                             $              100 $                - $              400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Exchanged for Technology                      $                 - $                - $         250,040
Note Payable Converted to Parent Company
    Stock                                                  $                 - $                - $         541,344




















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

Interim Reporting

         The unaudited financial statements as of June 30, 2005, and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the fiancial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $842,000 for the period from May 30, 2001 (inception) to June 30, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Utah on May 30, 2001, under the name of Scientific Energy, Inc. As of June 30, 2005, the Company is in the development stage and has not begun planned principal operations.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2005 and 2004.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the June 30, 2005 presentation.

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

NOTE 4 - COMMITMENTS & CONTINGENCIES

         As of June 30, 2005, all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 6 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

         On January 1, 2004, the president of the Company gave the Company an unsecured line of credit of up to $250,000. The Line carries interest at prime. As of June 30, 2005, the Company owes $49,151 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

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

         For the immediate future, necessary funds, including funds for expenses related to the Company's reporting obligations under the Securities Exchange Act of 1934, will be provided by Todd Crosland, president, director and principal stockholder of the Company, under a $250,000 loan agreement. As of June 30, 2005, the Company owes $49,151 on this note. Until the Company is able to generate revenues or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         At June 30, 2005, the Company had total assets of $204, consisting of cash. Liabilities at June 30, 2005, were $49,489 consisting mainly of accounts payable of $338, and note payable to shareholder of $49,151.

RESULTS OF OPERATIONS

         For the three months ended June 30, 2005 and 2004, general and administrative expenses were $5,926 and $195, respectively, and $8,151 and $4,492 for the six months ended June 30, 2005 and 2004, respectively. Research and development expenses were $0 for the three and six months ended June 30, 2005 and 2004. General and administrative expenses are primarily for legal and accounting services.

         The Company does not anticipate any material revenues during the succeeding 12 months. During this interim period, the Company anticipates that its expenses will be stable.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company.

PLAN OF OPERATION

         On January 1, 2004, the president of the Company has agreed to loan to the Company up to $250,000. The loan is repayable on demand with interest at prime rate. As of June 30, 2005, the Company owes $49,151 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". The Company estimates that this loan agreement will provide sufficient cash for its operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

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

NET OPERATING LOSS

         As of June 30, 2005, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $842,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:



 EXHIBIT
 NUMBER                        TITLE OF DOCUMENT                        LOCATION
-------- -----------------------------------------------------------------------

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

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2005

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SCIENTIFIC ENERGY, INC.

Date: August 8, 2005                By: /S/ Todd B. Crosland
                                    -------------------------------------------
                                    Todd B. Crosland
                                    President and Chief Financial Officer
                                    (Principal Executive Officer)


Date: August 8, 2005                By: /S/ Jana Meyer
                                    --------------------------------------------
                                    Jana Meyer
                                    Secretary/Treasuer and Director
                                    (Principal Financial and Accounting Officer)