Form 10KSB
period 2005-12-31
SCIENTIFIC ENERGY INC
filed 2006-04-12
CIK 1276531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2005

     [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                        COMMISSION FILE NUMBER: 000-50559

                             SCIENTIFIC ENERGY, INC.
                 (Name of small business issuer in its charter)

                   UTAH                                     87-0680657
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                  630 NORTH 400 WEST SALT LAKE CITY, UTAH 84103
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 359-24110

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

         State the issuer's revenues for its most recent fiscal year.  $ -0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ 170,201

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                      Outstanding as of December 31, 2005

         Common Stock, Par Value                    9,158,488
                $.01 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [    ]   No [ X ]

                             SCIENTIFIC ENERGY, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                     PART I

Item 1.   Description of Business ........................................   3

Item 2.   Description of Property.........................................  11

Item 3.   Legal Proceedings...............................................  11

Item 4.   Submission of Matter to a Vote of Security Holders..............  11

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........  11

Item 6.   Management's Discussion and Analysis or Plan of Operation.......  13

Item 7.   Financial Statements............................................  16

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  16

Item 8A.  Controls and Procedures.........................................  16

Item 8B.  Other Information...............................................  16
                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............  16

Item 10.  Executive Compensation..........................................  18

Item 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..............................  18

Item 12.  Certain Relationships and Related Transactions..................  18

Item 13.  Exhibits........................................................  19

Item 14.  Principal Accountant Fees and Services..........................  19

          Signatures......................................................  20

                                     PART I

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

FINANCIAL CONDITION AND ABILITY TO CONTINUE AS A GOING CONCERN

     We are a development stage company, have had no revenue from operations, and have no operations from which revenue will be generated in the near future. For fiscal year ended December 31, 2005, we incurred net losses of approximately $44,252. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2005, raises substantial doubt about our ability to continue as a going concern.

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

     On October 25, 2004, the Company was spun off from its parent company Electronic Game Card, Inc. In connection with the spin off, the Company approved a 17.8 reverse stock split, wherein the number of common shares were reduced from 20,000,000 to 1,123,488 common shares

     Our principal executive offices are located at 630 North 400 West Salt Lake City, Utah 84103 and our telephone number is (801) 3592410.

CURRENT BUSINESS ACTIVITIES

     As of December 31, 2005, Grandway USA, Inc. under terms of our licensing agreement, is focusing its efforts on the development of products that use the latest technology in LED lighting, solar power charging and improved energy through hybrid battery storage technology. We believe that development of products using the combination of the technology described herein will prove to be promising for developing consumer products in the photographic, outdoor landscape, sporting goods and portable power industry. Not only will Grandway consider the advancement of current Scientific Energy technology, but it is looking at many new areas that are rapidly developing and changing in the growing convenience consumer products market. Any new patents developed by Grandway while working on Scientific Energy's product line will be the sole property of Scientific Energy. When Grandway is able to manufacture and perfect the technologies covered by the licensing agreement, Grandway will use its marketing network to bring Scientific Energy technologies to market. Scientific Energy will receive a royalty fee of 15% in connection with any sales of products developed from Scientific Energy technologies.

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

     RESEARCH AND DEVELOPMENT

     We have committed the vast majority of our current efforts and resources to the research and development effort regarding our technologies. New research and development activities will be carried out by our licensing partner, Grandway USA. Because Grandway is conducting research, we have not expended any money on research and development for the years ended December 31, 2005 and 2004. We do not anticipate research and development expenditures in 2006 or as long Grandway is conducting research.

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

FACILITIES

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

GOVERNMENT REGULATIONS

     We are subject to all pertinent federal, state, and local laws governing our business. We are also subject to licensing and regulation by a number of authorities in those jurisdictions in which we may operate. These may include health, safety, and fire regulations. Our operations are also subject to federal and state minimum wage laws governing such matters as working conditions and overtime.

INDUSTRY SEGMENTS

     No information is presented regarding industry segments. We are presently a development stage company engaged in developing and eventually marketing our technologies. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-KSB for a report of our operating history for the past two fiscal years.

RISK FACTORS

     OWNERSHIP OF OUR COMMON STOCK IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISKS, TOGETHER WITH ALL OTHER INFORMATION INCLUDED IN THIS FORM 10-KSB. PLEASE KEEP THESE RISKS IN MIND WHEN READING THIS REPORT, INCLUDING ANY FORWARD-LOOKING STATEMENTS APPEARING HEREIN. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS WOULD LIKELY SUFFER MATERIALLY. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK, IF A TRADING MARKET DEVELOPS, MAY DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

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

     WE HAVE MINIMAL ASSETS AND NO IMMEDIATE SOURCE OF REVENUE.

     We currently have only minimal assets and have no immediate identified source of revenues. It is unlikely that we will receive any revenues until we complete development of one or more of our technologies into a marketable product. There can be no assurance that we will be successful in development of our technologies into products that can be successfully marketed on a profitable basis. We expect to continue to incur significant expenses in connection with:

     o funding for research and development; o costs of future sales and marketing efforts; o increased general and administrative expenses; and
     o additional non-cash charges relating to amortization of intangibles and other deferred expenses.

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

     We are a development stage company, have had no revenues, and have no operations from which revenue will be generated in the near future. For fiscal years ended December 31, 2005 and 2004, we incurred net losses of $44,252 and $84,098, respectively. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2005, raises doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to obtain adequate capital to cover our operating costs, we may be forced to cease operations.

     ADDITIONAL REQUIRED CAPITAL MAY NOT BE AVAILABLE AT ATTRACTIVE TERMS WHICH WOULD HAVE A MATERIAL NEGATIVE EFFECT ON OUR OPERATING RESULTS.

     We will need additional funds in order to continue development of our technologies and to continue operations. The Company has incurred net losses of approximately $876,911 for the period from May 30, 2001 (date of inception) to December 31, 2005. We presently have no revenues from any source and are completely dependent on the infusion of capital from our directors and executive officers and from external sources to be able to continue our business. Currently, our recurring annual expenses are approximately $50,000 plus general and administrative expenses, for an approximate total of $100,000 per annum. We expect that our general, administrative and other operating expenses will increase substantially as we accelerate our efforts to develop our technologies, satisfy increased reporting and stockholder communications obligations under the securities laws, and seek needed additional capital required for our business activities.

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

     WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS. OUR INABILITY TO PROTECT OUR RIGHTS COULD IMPAIR OUR BUSINESS AND CAUSE US TO INCUR SUBSTANTIAL EXPENSE TO ENFORCE OUR RIGHTS.

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

     Our future quarterly and annual operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside our control. If operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock, should a public trading market develop, could significantly decline, which may cause the value of an investment in our company to decline. Some of the factors that could affect our quarterly or annual operating results or impact the market price of our common stock include:

     o given the nature of the markets in which we participate, we may not be able to reliably predict future revenue and profitability;

     o our ability to develop, market and support our current technology and any new products that may supplement or enhance our products we may develop;

     o our ability to retain key management, technical, sales and marketing personnel; and

     o our ability to obtain sufficient raw materials and supplies to develop and or market our technologies.

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

     RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

     EFFECTIVE VOTING CONTROL WILL BE HELD BY DIRECTORS WHO WILL HAVE THE ABILITY TO CONTROL FUTURE ELECTION OF DIRECTORS AND THE AFFAIRS OF OUR COMPANY.

     Currently, the directors own, in the aggregate, approximately 96.5% of our outstanding voting securities. No other single shareholder owns in excess of 10%. Accordingly, the current directors have the ability to elect all of our directors, who in turn elect all executive officers, and to control our business and other affairs without regard to the votes of other shareholders.

     LIMITED MARKET FOR OUR COMMON STOCK.

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SCFE," although there has not been an active trading market in the shares. There can be no assurance that an active trading market will ever develop or be maintained. Any trading market for our shares that may develop will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Accordingly, because there is only a nominal public market for our shares, persons desiring to acquire or sell our shares may encounter a lack of liquidity in the marketplace.

     THE SO CALLED "PENNY STOCK RULE" COULD MAKE IT CUMBERSOME FOR BROKERS AND DEALERS TO TRADE IN OUR COMMON STOCK, MAKING THE MARKET FOR OUR COMMON STOCK LESS LIQUID WHICH COULD HAVE A NEGATIVE EFFECT ON THE PRICE OF OUR STOCK .

     In the event our anticipated spin-off of shares is successful and we are ultimately accepted for trading in the over-the-counter market, trading of our common stock may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

     o    make a special suitability determination for purchasers of our shares;

     o receive the purchaser's written consent to the transaction prior to the purchase; and

     o deliver to a prospective purchaser of our shares prior to the first transaction, a risk disclosure document relating to the penny stock market.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SCFE," although currently there is not an active trading market for the shares. Accordingly, we are not including a history of reported trades in the public market through December 31, 2005. The last reported trade for our shares on March 3, 2006 was $0.80 per share.

     Secondary trading of our shares may be subject to certain state imposed restrictions. We do not have any plans, proposals, arrangements or understandings with any person concerning the further development of a trading market in any of our securities. The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. Further, our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

     Presently, there are approximately 262 holders of record of our common stock, which does not take into consideration shares held in brokerage accounts or in other nominee names. We have designated as our transfer agent Interstate Transfer Company located at 6084 South 900 East, Suite 101, Salt Lake City, Utah 84121, telephone number (801) 281-9746.

     As of March 31, 2006, we had 9,158,488 shares of common stock issued and outstanding. Of the total outstanding shares, 342,193 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 342,193 shares, we have not identified any shares as being held by affiliates. A total of 8,035,195 shares are considered restricted securities.

     Under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" as defined under the Securities Act of 1933, is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the security as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares pursuant to Rule 144(k) without regard to the resale limitations and other provisions of Rule 144.

RECENT SALES OF UNREGISTERED SECURITIES

     On August 31, 2005 at a special meeting of our board of directors, the board authorized the issuance of 4,915,100 shares of Scientific Energy's authorized, but previously unissued common stock to our President, Todd Crosland. The shares were issued in consideration for Mr. Crosland's agreement to convert certain debt in the aggregate amount of $49,151, presently due and owing to Mr. Crosland as a results of loans and/or advances made to our company, into shares of common stock. The board also authorized the issuance of 3,000,000 shares of authorized, but previously unissued common stock, to four directors in consideration for services rendered and/or to be rendered to the board and to the company by the individual directors. The shares were valued at $0.01 per share.

     The above referenced shares of common stock were issued in a private transaction to persons having knowledge of our company and its business. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 as provided by Section 4(2) of that Act.

DIVIDEND POLICY

     We have not declared or paid cash dividends or made distributions in the past on our common stock, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THE FOLLOWING DISCUSSION REGARDING OUR FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-KSB.

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

     On January 1, 2004, our president, Todd Crosland, agreed to loan to the company up to $250,000. The loan is repayable on demand with interest at prime rate. On August 31, 2005 Mr. Crosland agreed to exchange $49,151 due to him as a result of prior loans, into 4,915,100 shares of Scientific Energy's common stock. As of December 31, 2005, we owe $3,720 against this line of credit that has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder". We estimate that this loan agreement will provide sufficient cash for our operating needs for general and administrative expenses, research and development, minimum royalty payments and marketing efforts for the next 12 months.

     Presently, we do not anticipate any significant expenditures on equipment or physical facilities during 2006, nor do we anticipate changes in the number of employees. Most of our expenditures will be related to the research and development of our technology. We anticipate that we could spend up to $50,000 during 2006 for research and development if those expenses are not paid for by Grandway. Management estimates that our general and administrative expenses for 2006 will be approximately $50,000. We intend to develop independently testable prototypes that may lead to licensing our technology or establishing marketing agreements. We do not presently anticipate becoming a manufacturer of products developed from our technology.

     Because we lack adequate funds, it may be necessary for our officers and directors either to advance additional funds or to accrue expenses until such time as revenues are generated sufficient to cover expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as revenues are generated sufficient to cover our expenses. However, if we engage outside advisors or consultants in its development of our business, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

     In the event we need additional capital, most likely the only method available will be the private sale of our securities. Because of the nature of our company as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

NET OPERATING LOSS

     We have accumulated approximately $877,000 of net operating loss carryforwards as of December 31, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2025. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

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

     In  November  2004,  the FASB issued  SFAS No.  151,  INVENTORY  COSTS - AN
AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the company.

     In December 2004, the FASB issued SFAS No.153, EXCHANGE OF NONMONETARY ASSETS. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

     On December 16, 2004 the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the company.

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

ITEM 7.       FINANCIAL STATEMENTS

     Financial statements for the fiscal years ended December 31, 2005 and 2004 have been examined to the extent indicated in their report by Robison, Hill & Co., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have not had any disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out a review and evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that review and evaluation, those officers concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that significantly affect internal controls subsequent to the date we carried out our evaluation.

ITEM  8B.     OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

         NAME                     AGE       POSITION
         ----                     ---       --------
         Todd B. Crosland          43      President, CFO and Director
         Jana Meyer                53      Secretary/Treasurer and Director
         Mark Clawson              36      Director
         Dale C. Gledhill          46      Director

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

     TODD B. CROSLAND is a co-founder of our company and has served as a director, Chairman of the Board, Chief Executive Officer and President since inception in May 2001. Previously, Mr. Crosland was co-founder and Executive Vice President of Operations, Vice President of Finance, and a director of Surgical Technologies, Inc., a manufacturer and marketer of pre-packaged sterile surgical products from 1989 through 1996. Since 1996, Mr. Crosland has been Chairman of the Board and President of Rex Industries, Inc., a specialty metals fabrication business acquired from Surgical Technologies, and of TBC, LC, a real estate investment company since 1992. Mr. Crosland holds a B.A. degree in business finance from the University of Utah.

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

     DALE C. GLEDHILL became a director of Scientific Energy in August 2005 Mr. Gledhill is presently, and has been since 1998, the Chairman and President of Grandway USA, Inc. In November of 2003, we entered into a licensing agreement with Grandway whereby it will assume development of our patents and technology. Also, from 2003 to the present, Mr. Gledhill has been the Chairman and President Cheetah USA Corporation.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. None of these persons have filed initial reports of ownership and we will endeavor to have these reports prepared and submitted to the SEC.

AUDIT COMMITTEE FINANCIAL REPORT

     Our board of directors does not have an "AUDIT COMMITTEE FINANCIAL EXPERT,"within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "AUDIT COMMITTEE FINANCIAL EXPERT." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "AUDIT COMMITTEE FINANCIAL EXPERTS," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10. EXECUTIVE COMPENSATION

     Presently, we do not provide monetary compensation to directors for serving on our board of directors. We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to our officers, directors or employees for the years ended December 31, 2005 and 2004. Our by-laws authorize the board of directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the board. As of the date hereof, no salaries or other compensation have been paid to any member of the board, individually or as a group.

     Also, we do not have employment agreements with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business conditions warrant such expenses. As of the date hereof, no person has accrued any compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information, to the best of our knowledge, as of December 31, 2005, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group. The address of each person depicted below is c/o 630 North 400 West, Salt Lake City, Utah 84103.

NAME AND ADDRESS                AMOUNT AND NATURE OF         PERCENT
OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP               OF CLASS(1)
--------------------            --------------------               -----------
Todd Crosland *                           6,770,195                  73.92 %
Jana Meyer *                              1,040,200                  11.36 %
Mark Clawson *                              524,000                    5.72%
Dale C. Gledhill                            500,000                    5.46%
All directors and officers                8,834,395                  96.46 %
   as a group (4 persons)

      *  Director and/or executive officer

     Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 9,158,488 million shares of common stock outstanding on December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past two fiscal years, there have been no material transactions between us and any officer, director, nominee for election as director, or any stockholder owning greater than 5% of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

     On January 1, 2004, our president, Todd Crosland, agreed to loan to the company up to $250,000 pursuant to an unsecured, line of credit. The loan is repayable on demand with interest at prime rate. On August 31, 2005 Mr. Crosland agreed to exchange $49,151 due to him as a result of prior loans, into 4,915,100 shares of Scientific Energy's common stock. As of December 31, 2005, we owe $3,720 against this line of credit.

ITEM 13.      EXHIBITS

         (a)      Exhibits

Exhibit No.                 Exhibit Name

     3.1* Articles of Incorporation
     3.2* By-Laws
     4.1* Instrument  defining  rights of  stockholders  (See  Exhibit  No. 3.1,
          Articles of Incorporation)
     10.1* License Agreement with Grandway USA, Inc.
     31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification  of Principal  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------

     * Previously filed as an Exhibit to the Form SB-2 filed June 2, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2005 and 2004:

         Service                            2005                 2004
     -----------------                  ------------          --------------
     Audit Fees                         $    8,180            $        6,955
     Audit-Related Fees                          -                     -
     Tax Fees                                  105                       105
     All Other Fees                              -                     -
                                        ------------          ---------------
         Total                          $      8,285          $         7,060
                                        ============          ===============

     AUDIT FEES

     Audit fees consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

     TAX FEES

     Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

     AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                             SCIENTIFIC ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2005 AND 2004

                                    CONTENTS


                                                                          Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  December 31, 2005 and 2004...............................................F - 3

Statements of Operations for the
 Years Ended December 31, 2005 and 2004 and the
 Cumulative since May 30, 2001 (Inception) to December 31, 2005  ..........F - 4

Statement of Stockholders' Equity for the
  Period From May 30, 2001 (Inception) to December 31, 2005................F - 5

Statements of Cash Flows for the
 Years Ended December 31, 2005 and 2004 and the
 Cumulative since May 30, 2001 (Inception) to December 31, 2005............F - 7

Notes to Financial Statements..............................................F - 9

                          INDEPENDENT AUDITOR'S REPORT



Scientific Energy, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheet of Scientific Energy, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations and cash flows for the years ended December 31, 2005 and 2004 and the cumulative since May 30, 2001 to December 31, 2005 and the statement of stockholders' equity for the period May 30, 2001 (Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Energy, Inc. (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the cumulative since May 30, 2001 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 31, 2006

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                         December 31,
                                                                            ---------------------------------------
                                                                                   2005                 2004
                                                                            ------------------   ------------------
ASSETS
Current Assets:
Cash & Cash Equivalents                                                     $              543   $               62
                                                                            ------------------   ------------------

     Total Current Assets                                                                  543                   62
                                                                            ------------------   ------------------

     Total Assets                                                           $              543   $               62
                                                                            ==================   ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                            $            1,468   $           21,612
Income Taxes Payable                                                                       100                  100
Note Payable - Shareholder                                                               3,720               17,993
                                                                            ------------------   ------------------

     Total Liabilities                                                                   5,288               39,705
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.01,
    Authorized 5,000,000 shares, no shares
    Issued and outstanding at December 31, 2005 and 2004                                     -                    -
Common Stock, Par value $.01,
    Authorized 20,000,000 shares, 9,158,488 and 1,243,488
    Issued and outstanding at December 31, 2005 and 2004                                91,585               12,435
Paid-In Capital                                                                        780,581              780,581
Deficit Accumulated During the Development Stage                                      (876,911)            (832,659)
                                                                            ------------------   ------------------

     Total Stockholders' Equity                                                         (4,745)             (39,643)
                                                                            ------------------   ------------------

     Total Liabilities and Stockholders' Equity                             $              543   $               62
                                                                            ==================   ==================








   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                      May 30,
                                                                                                        2001
                                                                   For the Year Ended               Inception of
                                                                      December 31,                  Development
                                                                2005                2004               Stage
                                                          -----------------  ------------------  ------------------
Revenues:                                                 $               -  $                -  $                -
                                                          -----------------  ------------------  ------------------

Expenses:
Research & Development                                                    -                   -              68,090
General & Administrative                                             42,185              32,564             538,174
                                                          -----------------  ------------------  ------------------

     Loss from Operations                                           (42,185)            (32,564)           (606,264)

Other Income (Expense)
Interest, Net                                                        (1,967)             (1,434)            (20,107)
Write-down of Technology
    and Royalties                                                         -             (50,000)           (250,040)
                                                          -----------------  ------------------

     Net Loss Before Taxes                                          (44,152)            (83,998)           (876,411)

     Income Tax Expense                                                (100)               (100)               (500)
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $         (44,252) $          (84,098) $         (876,911)
                                                          =================  ==================  ==================

Basic & Diluted Loss Per Share                            $          (0.01)  $           (0.07)
                                                          =================  ==================

Weighted Average Shares                                           3,823,811           1,138,611
                                                          =================  ==================







   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2005

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            May 30,2001
                                                                                                           Inception of
                                                              Common Stock                Paid-In           Development
                                                        Shares          Par Value         Capital              Stage
                                                    ---------------  ---------------- ----------------  -------------------
Balance at May 30, 2001 (Inception)                               -  $              - $              -  $                 -

May 30, 2001, Issued Common
  Stock for Technology                                   20,000,000           200,000           50,040                    -

Net Loss                                                          -                 -                -             (168,773)
                                                    ---------------  ---------------- ----------------  -------------------

Balance at December 31, 2001                             20,000,000           200,000           50,040             (168,773)

Retroactive Adjustment for 1:17.8
Reverse Stock Split October 24, 2004                    (18,876,512)         (188,765)         188,765                    -
                                                    ---------------  ---------------- ----------------  -------------------

Restated Balance at December 31, 2001                     1,123,488            11,235          238,805             (168,773)

Net Loss                                                          -                 -                -             (572,409)
                                                    ---------------  ---------------- ----------------  -------------------

Balance at December 31, 2002                              1,123,488            11,235          238,805             (741,182)

December 5, 2003, Spin off from
     Parent Company                                               -                 -          541,776                    -

Net Loss                                                          -                 -                -               (7,379)
                                                    ---------------  ---------------- ----------------  -------------------

Balance at December 31, 2003                              1,123,488            11,235          780,581             (748,561)

November 17, 2004, Issued Common
     Stock for Consulting Services                          120,000             1,200                -                    -

Net Loss                                                          -                 -                -              (84,098)
                                                    ---------------  ---------------- ----------------  -------------------

Balance at December 31, 2004                              1,243,488            12,435          780,581             (832,659)

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2005

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                                       Since
                                                                                                                    May 30,2001
                                                                                                                    Inception of
                                                                 Common Stock                     Paid-In           Development
                                                          Shares            Par Value             Capital              Stage
                                                      ---------------    ----------------    -----------------  -------------------
September 9, 2005, Issued Common
     Stock for Debt                                         4,915,000    $         49,150    $               -  $                 -

September 9, 2005, Issued Common
     Stock for Consulting Services                          3,000,000              30,000                    -                    -

Net Loss                                                            -                   -                    -              (44,252)
                                                      ---------------    ----------------    -----------------  -------------------

Balance at December 31, 2005                                9,158,488    $         91,585    $         780,581  $          (876,911)
                                                      ===============    ================    =================  ===================




















   The accompanying notes are an integral part of these financial statements.

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                                  2005               2004              Stage
                                                           ------------------ ------------------ ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $          (44,252)$          (84,098)$         (876,911)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                                      -             50,000            250,040
Stock Issued for Services                                              30,000              1,200             31,200

Change in operating assets and liabilities:
Increase (Decrease) in Accounts Payable                               (20,144)            16,017              1,468
Increase (Decrease) in Income Tax Payable                                   -                  -                100
Increase (Decrease) in Accrued Interest                                 1,578                  -              1,578
                                                           ------------------ ------------------ ------------------
  Net cash used in operating activities                               (32,818)           (16,881)          (592,525)
                                                           ------------------ ------------------ ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                   -                  -                  -
                                                           ------------------ ------------------ ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on Note Payable Shareholder                                        -                  -            (36,195)
Proceeds from Note Payable Shareholder                                 33,299             16,903            629,263
                                                           ------------------ ------------------ ------------------
  Net cash provided by financing activities                            33,299             16,903            593,068
                                                           ------------------ ------------------ ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               481                 22                543
Cash and Cash Equivalents
  at Beginning of Period                                                   62                 40                  -
                                                           ------------------ ------------------ ------------------
Cash and Cash Equivalents
  at End of Period                                         $              543 $               62 $              543
                                                           ================== ================== ==================

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                       since
                                                                                                      May 30,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                                  2005               2004              Stage
                                                           ------------------ ------------------ ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $              391 $                - $            7,011
  Income Taxes                                             $              100 $              100 $              400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Exchanged for Technology                      $                - $                - $          250,040
Note Payable Converted to Stock                            $           49,150 $                - $          590,494
Stock Issued for Services                                  $           30,000 $            1,200 $           31,200



















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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $877,000 for the period from May 30, 2001 (inception) to December 31, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Utah on May 30, 2001, under the name of Scientific Energy, Inc. As of December 31, 2005, the Company is in the development stage and has not begun planned principal operations.

Separation From Parent Company

         On June 6, 2001, Scientific Energy, Inc (Utah) and Electronic Game Card, Inc. entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc. (Utah) acquired 20,000,000 shares of Electronic Game Card, Inc.'s shares in exchange for 100% of the issued and outstanding shares of Scientific Energy (Utah). On December 5, 2003, the Company entered into an agreement wherein the Company would receive 100% of its shares back from Electronic Game Card, Inc. As a result, the Company would no longer be a wholly owned subsidiary of Electronic Game Card, Inc.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2005 and 2004.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the December 31, 2005 presentation.

NOTE 2 - INCOME TAXES

         As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $877,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS & CONTINGENCIES

         As of December 31, 2005, all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 6 - LINE OF CREDIT/NOTE PAYABLE - SHAREHOLDER

         On January 1, 2004, the president of the Company gave the Company an unsecured line of credit of up to $250,000. The line carries interest at prime. On September 4, 2005, $49,150 of the note was converted into 4,915,000 shares of the Company's common stock.

         As of December 31, 2005 and 2004, the Company owes $3,720 and $17,993, respectively, against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

NOTE 7- COMMON STOCK TRANSACTIONS

         On November 17, 2004, Scientific Energy agreed to issue 120,000 shares of restricted common stock to Alewine, LLC for consulting services. In connection with issuance of the shares, $1,200 was recorded as consulting expense.

         On September 4, 2005, Scientific Energy issued 3,000,000 shares of common stock to the Company's four directors for services rendered. In connection with the issuance of the shares, $30,000 was recorded as consulting expense.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCIENTIFIC ENERGY, INC.



                                     By:     /S/   TODD Crosland
                                         ------------------------------------
                                         Todd Crosland
                                         President and Chief Financial Officer
                                         (Principal Executive Officer)
Dated:   April 11, 2006


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                   Title                         Date



                                                                  April 11, 2006
/S/    TODD CROSLAND       President, Chief Financial Officer
------------------------
       Todd Crosland       and Director
                           (Principal Executive Officer)



                                                                  April 11, 2005
/S/    JANA MEYER          Secretary / Treasurer and Director
------------------------
       Jana Meyer          (Principal Financial and Accounting Officer)


                                                                  April 11, 2006
/S/    MARK CLAWSON        Director
------------------------
         Mark Clawson



/S/     DALE C. GLEDHILL   Director                               April 11, 2006
------------------------
        Dale C. Gledhill