Form 10QSB
period 2006-03-31
SCIENTIFIC ENERGY INC
filed 2006-05-19
CIK 1276531

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                     Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2006

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from   _______________ to _________________

        Commission file number:                  000-50559
                               ----------------------------------------------

                            Scientific Energy, Inc.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Utah                                     87-0680657
------------------------------------       -----------------------------------
(State or other jurisdiction                (IRS Employer Identification No.)
  of incorporation or organization)


                 27 Weldon Street, Jersey City, New Jersey 07306
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                   (917) 699-2470
------------------------------------------------------------------------------
                             Issuer's telephone number

                                       N/A
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2006: 9,158,488 shares

Transitional Small Business Disclosure Format (check one): Yes [ ]  No[X]






                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                 SCIENTIFIC ENERGY, INC.
                              (A Development Stage Company)
                                     BALANCE SHEETS
                                      (Unaudited)


                                                     March 31,       December 31,
                                                        2006             2005
                                                   ------------    -------------
                                     ASSETS

Current Assets:
 Cash & Cash Equivalents                           $        577     $       543
                                                   ------------     -----------
 Total Current Assets                                       577             543
                                                   ------------     -----------

    Total Assets                                   $        577     $       543
                                                   ============     ===========



                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                                   $     2,113     $     1,468
 Income Taxes Payable                                       100             100
 Note Payable - Shareholder                               6,790           3,720
                                                    -----------     -----------
   Total Current Liabilities                              9,003           5,288
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.01,
    authorized 5,000,000 shares,
    no shares issued at March 31, 2006 and Dec.31, 2005      -                -
  Common Stock, Par value $.01,
    authorized 20,000,000 shares,
    issued 9,158,488 shares at March 31, 2006 and
     December 31, 2005                                  91,585           91,585
Paid-In Capital                                        780,581          780,581
Deficit Accumulated During the Development Stage     (880,592)        (876,911)
                                                   -----------    -------------
   Total Stockholders' Equity                          (8,426)          (4,745)
                                                   -----------    -------------

     Total Liabilities and Stockholders' Equity    $      577     $        543
                                                   ===========    ============



   The accompanying notes are an integral part of these financial statements.





                                    SCIENTIFIC ENERGY, INC.
                                (A Development Stage Company)
                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                                                    Cumulative
                                                                                      Since
                                                                                    May 30, 2001
                                              For the Three Months Ended            Inception of
                                                      March 31,                      Development
                                                 2006             2005                   Stage
                                             ------------     ------------         ----------------
Revenues:                                    $          -     $          -         $              -

Expenses:
Research & Development                                  -                -                   68,090
General & Administrative                            3,581            2,225                  541,755
                                             ------------     ------------         ----------------

     Loss from Operations                          (3,581)          (2,225)               (609,845)

Other Income (Expense)
Interest, Net                                        (100)            (764)                (20,207)
Write-down of Technology
     and Royalties	                                -                -                (250,040)
                                             ------------     ------------         ----------------

     Net Loss Before Taxes                         (3,681)          (2,989)               (880,092)

     Income Tax Expense                                 -                -                    (500)
                                             ------------     ------------         ----------------

     Net Loss                                $     (3,681)    $     (2,989)        $      (880,592)
                                             ============     ============         ================

Basic & Diluted Loss Per Share               $          -     $          -
                                             ============     ============

Weighted Average Shares                         9,158,488        1,243,488
                                             ============     ============



   The accompanying notes are an integral part of these financial statements.





                                    SCIENTIFIC ENERGY, INC.
                                 (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                         (Unaudited)

<CAPITION>

                                                                                     Cumulative
                                                                                       Since
                                                                                       May 30,
                                                                                        2001
                                              For the Three Months Ended            Inception of
                                                      March 31,                      Development
                                                 2006             2005                   Stage
                                             ------------     ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $     (3,681)    $     (2,989)        $   (880,592)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Technology and Royalties                  -                -               250,040
Stock Issued for Expenses                               -                -                31,200

Change in operating assets and liabilities:
Increase (Decrease) in Accounts Payable               645          (19,238)                2,113
Increase (Decrease) in Income Tax Payable               -                -                   100
Increase (Decrease) in Accrued Expenses                70              281                 1,648
                                             ------------     ------------         -------------
     Net Cash Used in operating activities         (2,966)         (21,946)            (595,491)
                                             ------------     ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities               -                -                     -
                                             ------------     ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on Shareholder Loan                             -                -             (36,195)
Note Payable Shareholder                            3,000           22,000              632,263
                                             ------------     ------------         ------------
     Net Cash Provided by Financing Activities      3,000           22,000              596,068
                                             ------------     ------------         ------------

Net (Decrease) Increase in
     Cash and Cash Equivalents                         34               54                  577
Cash and Cash Equivalents
     at Beginning of Period                           543               62                    -
Cash and Cash Equivalents
     at End of Period                        $        577     $        116         $        577
                                             ============     ============         ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                $          -     $          -         $      6,620
     Income taxes                            $          -     $          -         $        400


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Exchanged for Technology        $          -     $          -         $    250,040
Note Payable Converted to Parent Company
     Stock                                   $          -     $          -         $    541,344



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

Interim Reporting

The unaudited financial statements as of March 31, 2006, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $881,000 for the period from May 30, 2001 (inception) to March 31, 2006, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.
In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

The Company was originally incorporated under the laws of the State of Utah on May 30, 2001, under the name of Scientific Energy, Inc. As of March 31, 2006, the Company is in the development stage and has not begun planned principal operations.

Separation From Parent Company

On June 6, 2001, Scientific Energy, Inc. (Utah) and Electronic Game Card, Inc. entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc. (Utah) acquired 20,000,000 shares of Electronic Game Card, Inc. in exchange for 100% of the issued and outstanding shares of Scientific Energy (Utah). On December 5, 2003, the Company entered into an agreement wherein the Company would receive 100% of its shares back from Electronic Game Card, Inc. As a result, the Company would no longer be a wholly owned subsidiary of Electronic Game Card, Inc.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2006 and 2005.

Reclassification

Certain reclassifications have been made in the 2005 financial statements to conform with the March 31, 2006 presentation.

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

NOTE 4 - COMMITMENTS & CONTINGENCIES

As of March 31, 2006, all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - LINE OF CREDIT /NOTE PAYABLE - SHAREHOLDER

On January 1, 2004, the president of the Company gave the Company an unsecured line of credit of up to $250,000. The Line carries interest at prime. On September 4, 2005, $49,150 of the note was converted into 4,915,000 shares of the Company's common stock.

As of March 31, 2006 and December 31, 2005, the Company owes $6,790 and 3,720, respectively, against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder."

NOTE 6- COMMON STOCK TRANSACTIONS

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

NOTE 7 - SUBSEQUENT EVENTS

On April 13, 2006, there are was a change in control in Scientific Energy, Inc. (the "Company") effective pursuant to a certain Share Purchase Agreement by and among the officers and directors, Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the "Sellers"), and Kelton Capital Group Limited, a corporation registered in the British Virgin Islands (the "Buyer"). Under the Share Purchase Agreement, the Buyer acquired from the Sellers an aggregate of 7,905,000 shares of the Company's issued and outstanding common stock, representing approximately 86.3 percent of the Company's outstanding shares for the aggregate cash purchase price of $536,929.



Item 2.  Management's Discussion and Analysis or Plan of Operation

This report contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe", "expect", "future", "intend", "plan", and similar expressions to identify forward -looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

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

Results of Operations

Revenue

For the three months ended March 31, 2006, the Company had generated no revenue as well as for the same period of prior year.

Operating Expenses

For the three months ended March 31, 2006, general and administrative expenses were $3,581 as compared to $2,255 for the three months ended March 31, 2005. General and administrative expenses are primarily for legal and accounting services.

Net Loss

For the three months ended March 31, 2006, the Company had a net loss of $3,681, or $0.00 per share, as compared to a net loss of $2,989 for the same period of the prior year.

Liquidity and Capital Resources

As of March 31, 2006, the president of the Company has agreed to loan to the Company up to $250,000. The loan is repayable on demand with interest at prime rate. As of March 31, 2006, the Company owes $6,790 against this line of credit and has been reported along with accrued interest in the accompanying financial statements as "Note Payable Shareholder".

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

(b) Changes in Internal Controls

Based on this evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                       PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

Exhibit No.                     Title of Document
----------      ----------------------------------------
  31              Section 302 Certification
  32              Section 906 Certification

  (b)    Reports on Form 8-K.

The Company filed a report of change in control on Form 8-K on April 13, 2006.




                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SCIENTIFIC ENERGY, INC.


Date: May 19, 2006              By: /S/ Stanley Chan
                                ---------------------------------
                                Stanley Chan
                                President and Chief Financial Officer