Form 10QSB
period 2006-06-30
SCIENTIFIC ENERGY INC
filed 2006-08-16
CIK 1276531

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      For the quarterly period ended June 30, 2006

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to ___________________

    Commission file number:                           000-50559
                           __________________________________________________

                            SCIENTIFIC ENERGY, INC.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Utah                                     87-0680657
-----------------------------------------------------------------------------
State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)

                 27 Weldon Street, Jersey City, New Jersey 07306
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                              (201) 985-8100
------------------------------------------------------------------------------
                        (Issuer's telephone number)

                                  N/A
------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act.)  [X] Yes    [ ] No.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,158,488 shares of common stock, par value $0.01, as of August 8, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]








                               SCIENTIFIC ENERGY, INC.

                                  Table of Contents


Part I. Financial Information

Item1.  Financial Statements

  Balance Sheet as of June 30, 2006 (unaudited).................               3

  Statements of Operations (unaudited) for the Three and Six Months
   Ended June 30, 2006 and 2005.................................               4

  Statements of Cash Flows (unaudited) for the Six Months
   Ended June 30, 2006 and 2005.................................               5

  Notes to Financial Statements.................................               6


Item 2. Management's Discussion and Analysis or Plan of Operation             10


Item 3. Controls and Procedures.................................              12


Part II.   Other Information

Item 1.  Legal Information......................................              13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13
Item 3.  Defaults Upon Senior Securities........................              13
Item 4.  Submission of Matters to a Vote of Security Holders....              13
Item 5.  Other Information......................................              13
Item 6.  Exhibits and Reports on Form 8-K.......................              13

Signatures......................................................              14






                      PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements



                             SCIENTIFIC ENERGY, INC.
                         (A Development Stage Company)
                            Balance Sheet (Unaudited)
                                June 30, 2006



                                   ASSETS
Current Assets:
 Cash and cash equivalents..........................          $         397,074
                                                              -----------------
    Total Current Assets............................                    397,074

Property, Plant, & Equipment:
 Furniture and fixtures.............................                        152
 Office equipment...................................                      1,222
                                                               ----------------
    Total Property, Plant, & Equipment..............                      1,374
    Less: Accumulated depreciation..................                       (22)
                                                               ----------------
    Net Fixed Assets................................                      1,352
                                                               ----------------

Total Assets........................................           $        398,426
                                                               ================


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable...................................           $         12,188
                                                               ----------------
    Total Current Liabilities.......................                     12,188

Stockholders' Equity:
 Preferred stock: par value $0.01, 25,000,000 shares authorized;
   none issued and outstanding......................                          -
 Common stock: par value $0.01; 100,000,000 shares authorized;
   49,158,488 share issued and outstanding..........                    491,585
 Additional paid-in capital.........................                    791,604
 Deficit accumulated during the development stage...                  (896,951)
                                                               ----------------
    Total stockholders' equity......................                    386,238
                                                               ----------------

Total Liabilities and Stockholders' Equity..........            $       398,426
                                                               ================



             See accompanying notes to unaudited financial statements







                                  SCIENTIFIC ENERGY, INC.
                              (A Development Stage Company)
                                 Statements of Operations
                                      (Unaudited)


                                                           Three months ended     Six months ended          Cumulative
                                                                June 30,              June 30,            Since May 30, 2001
                                                          ----------------------  ---------------------    Inception of
                                                            2006         2005        2006        2005     Development stage
                                                          ----------- ----------  ---------- ----------  -------------------

Revenue.............................................      $         - $        -  $        - $        -    $              -
                                                          ----------- ----------  ---------- ----------   ------------------

Expenses
 Research and development...........................                -          -           -          -               68,090
 General and administrative.........................           16,359      5,926      19,940      8,151              558,114
                                                          ----------- ----------  ---------- ----------   ------------------
   Total expenses...................................           16,359      5,926      19,940      8,151              626,204

Loss from operations................................         (16,359)    (5,926)    (19,940)    (8,151)            (626,204)

Other income (expense)
 Interest, net......................................                -      (727)       (100)    (1,491)             (20,207)
 Write-down of technology and royalties.............                -          -           -          -            (250,040)
                                                           ---------- ----------  ---------- ----------   ------------------
   Total other expense..............................                -      (727)       (100)    (1,491)            (270,247)

Net loss before taxes...............................         (16,359)    (6,653)    (20,040)    (9,642)            (896,451)

Income tax expense..................................                -          -           -          -                (500)
                                                           ----------  ---------  ---------- ----------   ------------------

Net loss............................................      $  (16,359)  $ (6,653)  $ (20,040) $  (9,642)    $       (896,951)
                                                          ===========  =========  ========== ==========   ==================

Basic and diluted loss per share....................      $    (0.00)  $  (0.01)  $   (0.00) $   (0.01)
                                                          ===========  =========  ========== ==========

Weighted average common shares outstanding..........       25,861,784  1,243,488  17,556,277  1,243,488
                                                          ===========  =========  ========== ==========


                   See accompanying notes to unaudited financial statements








                                  SCIENTIFIC ENERGY, INC.
                               (A Development Stage Company)
                                  Statements of Cash Flows
                                      (Unaudited)


                                                                                                         Cumulative
                                                                   Six months ended June 30,           Since May 30, 2001
                                                              -----------------------------------         Inception of
                                                                    2006              2005             Development stage
                                                              -----------------  ----------------   ---------------------
Cash Flows from Operating Activities:
Net loss.............................................         $        (20,040)  $        (9,642)     $       (896,951)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation.......................................                        22                 -                    22
  Write-down of technology and royalties.............                         -                 -               250,040
  Stock issued for expenses..........................                         -                 -                31,200
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable............                    10,720           (21,274)               12,188
  Increase (decrease) in income tax payable..........                     (100)              (100)                    -
  Increase (decrease) in accrued expenses............                         -              1,493                    -
                                                              -----------------  -----------------    -----------------
     Net cash used in operating activities...........                   (9,398)           (29,523)            (603,501)

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment...........                   (1,374)                  -               (1,374)
                                                              -----------------  -----------------    ------------------
     Net cash used in investing activities...........                   (1,374)                  -               (1,374)

Cash Flows from Financing Activities:
 Payment on shareholder loan.........................                         -                  -              (38,617)
 Note payable shareholder............................                   (3,720)             29,665               629,543
 Issuance of common stock............................                   400,000                  -               400,000
 Contributed capital by shareholder..................                    11,023                  -                11,023
                                                              -----------------  -----------------    ------------------
     Net cash provided by financing activities.......                   407,303             29,665             1,001,949
                                                              -----------------  -----------------    ------------------

Increase (decrease) in cash and cash equivalents.....                   396,531                142               397,074

Cash and cash equivalents, beginning of period.......                       543                 62                     -
                                                              -----------------  -----------------    ------------------
Cash and cash equivalents, end of period.............           $       397,074   $            204     $         397,074
                                                              =================  =================    ==================

Supplemental disclosure of cash flow information:

  Interest paid in cash..............................           $             -   $              -     $           6,620
                                                              =================   ================     =================
  Income taxes paid in cash..........................           $           100   $              -     $             400
                                                              =================   ================     =================

Supplemental Disclosure of non-cash investing and financing activities:

  Common stock exchanged for technology..............           $             -   $              -      $        250,040
                                                               ================   ================      ================
  Note payable converted to parent company stock.....           $             -   $              -      $        541,344
                                                               ================   ================      ================



                 See accompanying notes to unaudited financial statements







                               SCIENTIFIC ENERGY, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS


Note 1.  NATURE OF OPERATIONS

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The current business plan of the Company is to acquire energy - related technologies, equipment and crude oil or natural gas fields. As of June 30, 2006, the Company was in the development stage and no agreements have been reached.

Separation From Parent Company

On June 6, 2001, Scientific Energy, Inc. (Utah) and Electronic Game Card, Inc. entered into an agreement and plan of reorganization. Pursuant to the agreement, Scientific Energy, Inc. (Utah) acquired 20,000,000 shares of Electronic Game Card, Inc. in exchange for 100% of the issued and outstanding shares of Scientific Energy (Utah). On December 5, 2003, the Company entered into an agreement wherein the Company would receive 100% of its shares back from Electronic Game Card, Inc. As a result, the Company was no longer a wholly owned subsidiary of Electronic Game Card, Inc.

Note 2.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks.

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

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost less accumulated depreciation, which is computed using the straight-line method over the useful lives of the assets. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Property and equipment are depreciated over their estimated useful lives as follows:

     Computer equipment             5 years
     Furniture and fixtures         7 years

Depreciation expense for the six-month periods ended June 30, 2006 and 2005 was $22 and $0, respectively.

Loss per Share

Basic loss per share has been computed by dividing the loss for the periods applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2006 and 2005.

Reclassification

Certain reclassifications have been made in the 2005 financial statements to conform with the June 30, 2006 presentation.

Note 3 - Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

Note 4- COMMON STOCK TRANSACTIONS

On September 4, 2005, the Company issued 3,000,000 shares of common stock to its four directors for services rendered. In connection with the issuance of the shares, $30,000 was recorded as consulting expense.

On May 23, 2006, the Company entered into a Stock Purchase Agreement with each of Kelton Capital Group Ltd., the controlling shareholder of the Company, and each of ten individual investors in a private placement. Pursuant to the Agreement, the Company sold and investors purchased an aggregate of 40,000,000 shares of the Company's common stock for an aggregate consideration of $400,000.

Note 5 - ADDITIONAL PAID-IN CAPITAL

On January 1, 2004, the president of the Company gave the Company an unsecured line of credit of up to $250,000. The Line carries interest at prime. On September 4, 2005, $49,150 of the note was converted into 4,915,000 shares of the Company's common stock.

In connection with the change in control of the Company, on May 31, 2006, the selling shareholders paid off all liabilities (Accounts Payable, Note Payable-Shareholder) of the Company by using their personal funds in an aggregate amount of $11,023, which was recorded as additional paid-in capital.


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

Overview

The Company is a development stage company that has not engaged in material operations or realized revenues for several years. On April 13, 2006, Kelton Capital Group Limited, a corporation registered in the British Virgin Islands, acquired 7,905,000 shares of the Company's issued and outstanding common stock, which represented approximately 86.3% of the Company's outstanding shares, for the aggregate cash purchase price of $539,929, from four majority shareholders of the Company. Subsequent to the closing of the change in control, the four members of the Company's Board of Directors, Dodd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill, tendered their resignations as the Company's directors and executive officers, and on May 1, 2006, Mary Jiang was elected as a Director and Corporate Secretary, and on May 8, 2006, Stanley Chan was elected as the Company's President, Chief Executive Officer, Chief Financial Officer and a Director.

Prior to the share acquisition, the Company was to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The intended end-users would utilize our proprietary technologies regarding energy generation and energy conservation in lieu of, or in addition to, mechanisms or technologies already in use. The current business plan of the Company is to acquire energy-related technologies, equipment and crude oil or natural gas fields. As of the date of this Report, no agreements have been reached.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005:

Revenue

For the three months ended June 30, 2006, the Company had generated no revenue as well as for the same period of prior year.

Operating Expenses

For the three months ended June 30, 2006, general and administrative expenses were $16,359 as compared to $5,926 for the three months ended June 30, 2005. The increase in general and administrative expenses of $10,433, or 176%, was largely due to the professional fee of $12,188 in connection with the share acquisition and related SEC filings.

Interest Expenses

For the three months ended June 30, 2006, no interest expense was incurred because all shareholder loans have been repaid, as compared to $727 for the same period of the previous year.

Net Loss

For the three months ended June 30, 2006, the Company had a net loss of $16,359, or $0.00 per share, as compared to a net loss of $6,653, or $0.01 per share, for the same period of the prior year.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005:

Revenue

For the six months ended June 30, 2006, the Company had generated no revenue as well as for the same period of the previous year.

Operating Expenses

For the six months ended June 30, 2006, general and administrative expenses were $19,940 as compared to $8,151 for the six months ended June 30, 2005. The increase in general and administrative expenses of $11,789, or 144%, was largely due to the professional fee of $12,188 in connection with the share acquisition in April , 2006 and related SEC filings.

Interest Expenses

For the six months ended June 30, 2006, no interest expense was incurred because all loans were paid off, as compared to $1,491 for the same period of the previous year.

Net Loss

For the six months ended June 30, 2006, the Company had a net loss of $20,040, or $0.00 per share, as compared to a net loss of $9,642, or $0.01 per share, for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

For the past two years, the Company was primarily funded by private sale of its common stock and an unsecured line of credit of up to $250,000 from the president of the Company. The loan was repayable on demand with interest at prime rate. On September 4, 2005, $49,150 of the note was converted into 4,915,000 shares of the Company's common stock. As of June 30, 2006, all shareholder loans have been paid off.

On May 23, 2006, the Company entered into a Stock Purchase Agreement with each of Kelton Capital Group Ltd., the controlling shareholder of the Company, and each of ten individual investors in a private placement. Pursuant to the Agreement, the Company sold and investors purchased an aggregate of 40,000,000 shares of the Company's common stock for an aggregate consideration of $400,000.

For the six months ended June 30, 2006, the Company's operating activities used net cash of $9,398, primarily due to net loss of $20,040, and offset by increase in accounts payable of $10,720. For the same period, the Company used $1,374 in investing activities for purchase of office furniture and equipment. During the six-month period ended June 30, 2006, the Company's financing activities provided $407,303 of cash, largely by issuing 40,000,000 shares of its common stock at a price of $0.01 per share.

In implementing its business plan, the Company may need additional capital, most likely the only method available will be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.


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

(b) Changes in Internal Controls

Based on this evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

Exhibit No.               Title of Document
----------      ----------------------------------------
  31            Section 302 Certification
  32            Section 906 Certification

  (b)  Reports on Form 8-K.

On April 20, 2006, the Company filed a Form 8-K under Item 5.01 to report a change in control of the Company.

On May 19, 2006, the Company filed a Form 8-K under Item 5.02 to report departure of directors and principal officers; election of directors; and appointment of principal officers.

On May 23, 2006, the Company filed a Form 8-K under Item 1.01 and 3.02 to report entering into a Stock Purchase Agreement with each of Kelton Capital Group Ltd., the controlling shareholder of the Company, and each of ten (10) individual investors (collectively the "Investors") in a private placement. Pursuant to the Agreement, the Company sold and Investors purchased an aggregate of 40,000,000 shares (the "Shares") of the Company's common stock, par value $0.01 per share (the "Common Stock"), for an aggregate consideration of $400,000.

On June 9, 2006, the Company filed a Form 8-K under Item 4.01 to report changes in the Company's certifying accountant.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SCIENTIFIC ENERGY, INC.


Date: August 16, 2006


By:/s/ Stanley Chan
---------------------------------------
Stanley Chan
President and Chief Financial Officer