Form 10QSB
period 2006-09-30
SCIENTIFIC ENERGY INC
filed 2006-11-16
CIK 1276531

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _____________________

     Commission file number:                       000-50559
                            __________________________________________________

                         SCIENTIFIC ENERGY, INC.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Utah                                   87-0680657
-------------------------------------------------------------------------------
State or other jurisdiction               (I.R.S. Employer Identification No.)
  of incorporation or organization)

                27 Weldon Street, Jersey City, New Jersey 07306
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (201) 985-8100
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                     N/A
-------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,158,488 shares of common stock, par value $0.01, as of November 15, 2006.

Transitional Small Business Disclosure Format (check one):    Yes  [ ]  No [X]





                             SCIENTIFIC ENERGY, INC.


                                Table of Contents




Part I. Financial Information

Item1.  Financial Statements

  Balance Sheet as of September 30, 2006 (unaudited)....................       3

  Statements of Operations (unaudited) for the Three and
    Nine Months Ended September 30, 2006 and 2005.......................       4

  Statements of Cash Flows (unaudited) for the Nine Months
    Ended September 30, 2006 and 2005...................................       5

  Notes to Financial Statements.........................................       6


Item 2. Management's Discussion and Analysis or Plan of Operation.......      10

Item 3. Controls and Procedures.........................................      12

Part II.   Other Information

Item 1.  Legal Information...............................................     13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....     13
Item 3.  Defaults Upon Senior Securities.................................     13
Item 4.  Submission of Matters to a Vote of Security Holders.............     13
Item 5.  Other Information...............................................     13
Item 6.  Exhibits and Reports on Form 8-K................................     13

Signatures...............................................................     14








                      PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements



                            SCIENTIFIC ENERGY, INC.
                        (A Development Stage Company)
                          Balance Sheet (Unaudited)
                             September 30, 2006


                                   ASSETS
Current Assets:
Cash and cash equivalents...............................         $      375,039
                                                                 --------------
   Total Current Assets.................................                375,039

Property, Plant, & Equipment:
Furniture and fixtures..................................                    152
Office equipment........................................                  1,222
                                                                 --------------
   Total Property, Plant, & Equipment...................                  1,374
   Less: Accumulated depreciation.......................                   (89)
                                                                 --------------
   Net Fixed Assets.....................................                  1,285
                                                                 --------------

Total Assets............................................         $      376,324
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
Accounts payable........................................          $         245
                                                                 --------------
   Total Current Liabilities............................                    245

Stockholders' Equity:
 Preferred stock: par value $0.01, 25,000,000 shares
   authorized; none issued and outstanding..............                      -
Common stock: par value $0.01; 100,000,000 shares
   authorized; 49,158,488 shares issued and outstanding.                491,585
Additional paid-in capital..............................                791,604
Deficit accumulated during the development stage........              (907,110)
                                                                 --------------
    Total stockholders' equity..........................                376,079
                                                                 --------------

Total Liabilities and Stockholders' Equity..............         $      376,324
                                                                 ==============



           See accompanying notes to unaudited financial statements







                          SCIENTIFIC ENERGY, INC.
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)



                                                       Three months ended         Nine months ended           Cumulative
                                                          September 30,              September 30,         Since May 30, 2001
                                                 --------------------------  ----------------------------    Inception of
                                                     2006           2005          2006            2005     Development stage
                                                 -------------- ------------ -------------- ------------- -------------------

Revenue......................................    $           -  $         -   $           -  $          -   $              -
                                                 -------------  -----------   -------------  ------------  ------------------

Expenses
Research and development.....................                -            -               -             -              68,090
General and administrative...................           10,159        1,858          30,099        10,009             568,273
                                                 -------------  -----------   -------------  ------------    ----------------
   Total expenses............................           10,159        1,858          30,099        10,009             636,363

Loss from operations.........................         (10,159)      (1,858)        (30,099)      (10,009)           (636,363)

Other income (expense)
Interest, net................................                -        (677)           (100)       (2,168)            (20,207)
Write-down of technology and royalties.......                -            -               -             -           (250,040)
                                                 -------------  -----------   -------------  -------------   ----------------
    Total other expense......................                -        (677)           (100)       (2,168)           (270,247)

Net loss before taxes........................         (10,159)      (2,535)        (30,199)      (12,177)           (906,610)

Income tax expense...........................                -            -               -             -               (500)
                                                 -------------  -----------    ------------  ------------    ----------------

Net loss.....................................    $    (10,159)  $   (2,535)    $   (30,199)  $   (12,177)    $      (907,110)
                                                 =============  ===========    ============  ============    ================



Basic and diluted loss per share.............    $      (0.00)  $    (0.00)    $     (0.00)  $     (0.01)
                                                 =============  ===========    ============  ============

Weighted average common shares outstanding...       49,158,488    1,243,488      28,352,622     1,243,488
                                                 =============  ===========    ============  ============




                          See accompanying notes to unaudited financial statements









                                   SCIENTIFIC ENERGY, INC.
                                (A Development Stage Company)
                                   Statements of Cash Flows
                                          (Unaudited)


                                                               Nine months ended September 30,      Since May 30, 2001
                                                             ----------------------------------        Inception of
                                                                  2006               2005           Development stage
                                                             ----------------  ----------------  ---------------------
Cash Flows from Operating Activities:
Net loss..............................................       $       (30,199)  $       (12,177)    $        (907,110)
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation.......................................                     89                 -                    89
   Write-down of technology and royalties.............                      -                 -               250,040
   Stock issued for expenses..........................                      -                 -                31,200
Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable............                (1,223)          (20,219)                   245
   Increase (decrease) in income tax payable..........                  (100)             (100)                     -
   Increase (decrease) in accrued expenses............                      -             1,752                     -
                                                             ----------------  ----------------   --------------------
Net cash used in operating activities.................               (31,433)          (30,744)              (625,536)
                                                             ----------------  ----------------   --------------------

Cash Flows from Investing Activities:
Purchase of property, plant and equipment.............                (1,374)                 -                (1,374)
                                                             ----------------  ----------------   --------------------
Net cash used in investing activities.................                (1,374)                 -                (1,374)
                                                             ----------------  ----------------   --------------------

Cash Flows from Financing Activities:
Payment on shareholder loan...........................                      -                 -               (38,617)
Note payable shareholder..............................                (3,720)            30,700                629,543
Issuance of common stock..............................                400,000                 -                400,000
Contributed capital by shareholder....................                 11,023                 -                 11,023
                                                             ----------------  ----------------   --------------------
Net cash provided by financing activities.............                407,303            30,700              1,001,949
                                                             ----------------  ----------------   --------------------


Increase (decrease) in cash and cash equivalents......                374,496              (44)                375,519
                                                             ----------------  ----------------   ---------------------

Cash and cash equivalents, beginning of period........                    543                62                      -

Cash and cash equivalents, end of period..............        $       375,039  $             18    $           375,039
                                                             ================  ================   ====================


Supplemental disclosure of cash flow information:

  Interest paid in cash...............................        $             -  $              -    $             6,620
                                                             ================  ================    ===================
  Income taxes paid in cash...........................        $           100  $              -    $               400
                                                             ================  ================    ===================


Supplemental Disclosure of non-cash investing and financing activities:

  Common stock exchanged for technology...............        $             -   $             -     $          250,040
                                                             ================   ===============     ==================
  Note payable converted to parent company stock......        $             -   $             -     $          541,344
                                                             =================  ===============     ==================




                          See accompanying notes to unaudited financial statements







                           SCIENTIFIC ENERGY, INC.
                       (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS



Note 1.   NATURE OF OPERATIONS

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The current business plan of the Company is to acquire energy - related technologies, equipment and crude oil or natural gas fields. As of September 30, 2006, the Company was in the development stage and no agreements have been reached.

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

Note 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

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

       Computer equipment             5 years
       Furniture and fixtures         7 years

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $67 and $0, respectively.

Loss per Share

Basic loss per share has been computed by dividing the loss for the periods applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2006 and 2005.

Reclassification

Certain reclassifications have been made in the 2005 financial statements to conform with the September 30, 2006 presentation.

Note 4 - COMMON STOCK TRANSACTIONS

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe", "expect", "future", "intend", "plan", and similar expressions to identify forward - looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview
--------

The Company is a development stage company that has not engaged in material operations or realized revenues for several years. On April 13, 2006, Kelton Capital Group Limited acquired 7,905,000 shares of the Company's issued and outstanding common stock, which represented approximately 86.3% of the Company's outstanding shares, for the aggregate cash purchase price of $539,929, from four majority shareholders of the Company. Subsequent to the closing of the change in control, the four members of the Company's Board of Directors, Dodd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill, tendered their resignations as the Company's directors and executive officers, and on May 1, 2006, Mary Jiang was elected as a Director and Corporate Secretary, and on May 8, 2006, Stanley Chan was elected as the Company's President, Chief Executive Officer, Chief Financial Officer and a Director.

Prior to the share acquisition in April 2006, the Company was to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The current business plan of the Company is to acquire energy related technologies, equipment and crude oil or natural gas fields. As of the date of this Report, no agreements have been reached.

Results of Operations
---------------------

Three Months Ended September 30, 2006 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 2005:
------------------

Revenue

For the three months ended September 30, 2006, the Company had generated no revenue as well as for the same period of prior year.

Operating Expenses

For the three months ended September 30, 2006, general and administrative expenses were $10,159 as compared to $1,858 for the three months ended September 30, 2005. The increase in general and administrative expenses of $8,301 was largely due to professional fees of $5,800 in connection with the filing of the Company's Information Statement with the US Securities and Exchange Commission and auditors' fee for the review of the Company's quarterly report.

Interest Expenses

For the three months ended September 30, 2006, no interest expense was incurred because all shareholder loans have been repaid, as compared to $677 for the same period of the previous year.

Net Loss

For the three months ended September 30, 2006, the Company had a net loss of $10,159, or $0.00 per share, as compared to a net loss of $2,535, or $0.00 per share, for the same period of the prior year.


Nine Months Ended September 30, 2006 Compared to Nine Months Ended
-----------------------------------------------------------------
September 30, 2005:
------------------

Revenue

For the nine months ended September 30, 2006, the Company had generated no revenue as well as for the same period of the previous year.

Operating Expenses

For the nine months ended September 30, 2006, general and administrative expenses were $30,099 as compared to $10,009 for the nine months ended September 30, 2005. The increase in general and administrative expenses of $20,090 was largely due to the professional fee of $17,188 in connection with the share acquisition in May 2006 and a variety of the SEC filings.

Interest Expenses

For the nine months ended September 30, 2006, no interest expense was incurred because all loans were paid off, as compared to $2,168 for the same period of the previous year.

Net Loss

For the nine months ended September 30, 2006, the Company had a net loss of $30,199, or $0.00 per share, as compared to a net loss of $12,177, or $0.01 per share, for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

For the past two years, the Company was primarily funded by private sale of its common stock and an unsecured line of credit of up to $250,000 from the former president of the Company. The loan was repayable on demand with interest at prime rate. On September 4, 2005, $49,150 of the note was converted into 4,915,000 shares of the Company's common stock. As of September 30, 2006, all shareholder loans have been paid off.

On May 23, 2006, the Company entered into a Stock Purchase Agreement with each of Kelton Capital Group Ltd., the controlling shareholder of the Company, and each of ten individual investors in a private placement. Pursuant to the Agreement, the Company sold and investors purchased an aggregate of 40,000,000 shares of the Company's common stock for an aggregate consideration of $400,000.

For the nine months ended September 30, 2006, the Company's operating activities used net cash of $31,433, primarily due to net loss of $30,199 and decrease in accounts payable of $1,223. For the same period, the Company used $1,374 in investing activities for purchase of office furniture and equipment. During the nine-month period ended September 30, 2006, the Company's financing activities provided $407,303 of cash, largely by issuing 40,000,000 shares of its common stock at a price of $0.01 per share.

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

(b) Changes in Internal Controls

Based on this evaluation as of September 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

Exhibit No.          Title of Document
----------      --------------------------------
  31              Section 302 Certification
  32              Section 906 Certification

(b)    Reports on Form 8-K.

On July 28, 2006, the Company filed a Form 8-K under Item 3.03 and 5.03 to report that the Board of Directors of the Company unanimously voted to amend the Articles of Incorporation of the Company to effect an one-for-ten reverse stock split of its issued and outstanding common stock.




                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SCIENTIFIC ENERGY, INC.


Date:  November 16, 2006



By: /s/ Stanley Chan
------------------------------------
 Stanley Chan
 President and Chief Financial Officer