Form 10KSB
period 2006-12-31
SCIENTIFIC ENERGY INC
filed 2007-04-19
CIK 1276531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the Fiscal Year Ended December 31, 2006

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    for The Transition Period From __________To ____________

                         Commission file number: 000-50559

                            SCIENTIFIC ENERGY, INC
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Utah                                     87-0680657
-------------------------------       -----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

                27 Weldon Street, Jersey City, New Jersey 07306
               ------------------------------------------------
          (Address of principal executive offices including zip code)

                               (201) 985-8100
                               ---------------
                      (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

                         Common Stock, Par Value $0.01
                         -----------------------------
         Securities registered pursuant to Section 12(g) of the Act


     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.
Yes |X|   No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |__|

     The issuer's revenues for its most recent fiscal year were:  None.

     The number of shares of our common stock outstanding on April 18, 2007 was 4,915,855 shares.

     Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|





                              TABLE OF CONTENTS




                                                                          Page
Part I.                                                                  ------

Item 1.  Description of Business....................................         3
Item 1A. Risk Factors...............................................         5
Item 2.  Description of Property....................................         8
Item 3.  Legal Proceedings..........................................         8
Item 4.  Submission of Matters to a Vote of Security Holders........         8

Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters...         9
Item 6.  Management's Discussion and Analysis or Plan of Operation..        11
Item 7.  Financial Statements.......................................        13
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................        13
Item 8A. Controls and Procedures....................................        14
Item 8B. Other Information..........................................        14

Part III.

Item 9.  Directors and Executive Officers of the Registrant.........        15
Item 10. Executive Compensation.....................................        16
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters................        17
Item 12  Certain Relationships and Related Transactions, and
          Director Independence.....................................        18
Item 13  Exhibit List and Reports on Form 8-K.......................        18
Item 14  Principal Accountants Fees and Services....................        19

Signatures..........................................................        19
Financial Statements................................................       F-1



Note: All share transactions in this report give retroactive effect to a 1:10 reverse stock split which was effected on January 25, 2007.



                                    PART I




Item 1.  Description of Business

Background
----------

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001 for the specific purpose of entering into an agreement and plan of reorganization dated June 6, 2001 with Quazon, Corp, a Nevada corporation. Upon inception, we issued 112,349 shares of our common stock to two persons, Todd B. Crosland (our former president and a director, 74,899 shares) and Hans Roes (37,450 shares), in exchange for certain technology. Under the terms of the agreement, Crosland and Roes exchanged their 112,349 shares of Scientific Energy common stock for 20 million shares of Quazon common stock. Contemporaneous with the acquisition and under separate agreements, Crosland and Roes, together with certain other associated investors, purchased an aggregate of 3,058,820 shares of Quazon common stock from existing Quazon shareholders.
As a result of the transaction, we became the wholly owned subsidiary of Quazon. In July 2001, Quazon changed its corporate name to Scientific Energy, Inc., which entity will be referred to herein as Scientific Energy (NV).

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

On April 13, 2006, there was a change in control of the Company effected pursuant to a Share Purchase Agreement by and among Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the "Sellers"), and Kelton Capital Group Limited (the "Buyer"). Each of the Sellers was a director of the Company. Under the Share Purchase Agreement, the Buyer acquired from the Sellers an aggregate of 790,500 shares of the Company's issued and outstanding common stock, representing approximately 86.3% of the Company's outstanding shares at that time, for the aggregate cash purchase price of $539,929.

In connection with the change in control, the four members of the Company's Board of Directors, Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill, tendered their resignations as the Company's directors and executive officers. The resignations of Crosland and Clawson became effective on April 27, 2006, and the resignations of Meyer and Gledhill became effective on May 8, 2006. On
May 1, 2006, Mary Jiang was elected as a Director and Corporate Secretary. On May 8, 2006, Stanley Chan was elected as the Company's President, Chief Executive Officer, Chief Financial Officer and a Director.

Current Business Activities
---------------------------

The Company is a development stage company that has not engaged in material operations or realized revenues for several years. On April 13, 2006, Kelton Capital Group Ltd acquired a majority of the Company's issued and outstanding common stock. Prior to the share acquisition in April 2006, the Company was to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The current business plan of the Company is to acquire energy related technologies, equipment and crude oil or natural gas fields. As of the date of this Report, no agreements have been reached.

Employees
---------

As of the date of this report, we don't have employees. All of our business activities are presently being conducted by corporate officers. We have no plans for retaining employees until such time as business warrants the expense.



Item 1A.   Risk Factors


Ownership of our common stock is speculative and involves a high degree of risk. You should carefully consider the following risk factors, in addition to the other information set forth in this report, before you purchase these shares. The risks and uncertainties described below are those we have identified as material. If any of the events contemplated by the following discussion of risks should occur, our business, financial condition and results of operations may suffer. As a result, the trading price of our common stock could decline and you could lose part or all of your investment in our common stock.

As of the date of this report, we have no business operations and our business
------------------------------------------------------------------------------
plan is unprove.
----------------

We are a development stage company that has not engaged in material operations or realized revenues for several years. Prior to the share acquisition in April 2006, we were to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. Our current business plan is to acquire energy related technologies, equipment and crude oil or natural gas fields. As of the date of this report, no agreements have been reached. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have a limited operating history from which to evaluate our likelihood of success in operating our business, generating any revenues or achieving profitability. Our operations may not be successful, and you may lose part or all of your investment in our common stock.

Our business will require substantial capital and we have limited financial
---------------------------------------------------------------------------
resources.
---------

Our sources of working capital are limited. Our business plan calls for significant additional capital, and we anticipate that we may incur losses in the near future. If such additional capital needs are met through the issuance of equity or convertible debt securities, existing stockholders' ownership percentage will be reduced.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, and loans from our affiliates or other financial institutions. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to us. If financing is not available, we may be forced to abandon our business plan or our entire business, or dissolve. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants.

We are heavily dependent on our executive officers and their loss could severely
--------------------------------------------------------------------------------
damage our business.
--------------------

Our future success depends on the continued contributions of our executive officers, particularly Stanley Chan, our President and Chief Financial Officer. Mr. Chan is central to our development and growth and he has been chiefly responsible for developing all of our business operations and relationships with external entities. We currently do not have key man life insurance on any of our executives. We will need to recruit and retain a number of managerial, business development, marketing, technical and administrative personnel in the future. Competition for such personnel is intense and there can be no assurance that we will successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to attract and retain the necessary technical, managerial and marketing and administrative personnel could have a material adverse impact on our business, financial condition and operations.

Management will devote only limited time our business.
------------------------------------------------------

Presently, our executive officer and directors have other full time obligations and will devote only such time to the business or our company as necessary to maintain our viability. Thus, because of their other time commitments, we anticipate that they will devote only a limited amount of time to the Company, at least until such time as business warrants devoting more time. There can be no assurance that any of the foregoing or other conflicts of interest will be resolved in favor of our stockholders or us. We have adopted no policies respecting the resolution of actual or potential conflicts of interest.

Our principal executive officer and director possess substantial voting power
-----------------------------------------------------------------------------
with respect to our common stock, which could negatively affect the market
--------------------------------------------------------------------------
price of our common stock.
--------------------------

Stanley Chan, our president and a director, currently owns approximately 48.6% of our outstanding voting securities. No other single shareholder owns in excess of 5%. This ownership of Mr. Chan represents a significant and controlling portion of the voting power of our stockholders. As a result, our directors and officers will have the ability to substantially control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the market price of our common stock or ultimate sale of our business could be adversely affected.

Limited market for our common stock
-----------------------------------

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SCGY.OB," although there has not been an active trading market in the shares. There can be no assurance that an active trading market will ever develop or be maintained. Any trading market for our shares that may develop will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Accordingly, because there is only a nominal public market for our shares, persons desiring to acquire or sell our shares may encounter a lack of liquidity in the marketplace.

Our stockholders may experience dilution of their ownership interests in the
----------------------------------------------------------------------------
Company upon the future issuance of additional shares of our common stock.
--------------------------------------------------------------------------

As of April 18, 2007, we had 4,915,855 shares of common stock outstanding. We do not presently have any outstanding options or warrants, or share-based compensation plans pertaining to the sale or issuance of additional common stock shares. We are currently authorized to issue a total of 100,000,000 shares of common stock and 25,000,000 shares of preferred stock, with such designations, preferences and rights as determined by our board of directors. Issuance of additional shares of common stock may substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional securities in connection with the hiring of personnel, future acquisitions, future public or private offerings of our securities for capital raising purposes, or for other business purposes. Any such transactions will further dilute the ownership interests of our existing common stockholders.

We have never paid a dividend and do not intend to do so in the immediate
-------------------------------------------------------------------------
future.
-------

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements may impose.

Our common stock is deemed a penny stock. As a result, trading of our shares is
-------------------------------------------------------------------------------
subject to special requirements that could impede our shareholders' ability to
------------------------------------------------------------------------------
resell their shares.
--------------------

Our shares constitute penny stock under the Securities Exchange Act of 1934. As defined in Rule 3a51-1 of the Exchange Act, penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

   o Obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

   o Reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions;

   o Provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

   o Receive a signed and dated copy of such statement from such investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for investors in our common stock to resell the shares to third parties or to otherwise dispose of them.



Item 2.  Description of Property


We lease our corporate office space, approximately 250 square feet, in Jersey City, New Jersey under an agreement with a basic term of six months thereafter under month-to-month basis. The rental under the lease is $480 per month.



Item 3.  Legal Proceedings


There are currently no legal proceedings to which we are a party to or to which our property is subjected, and to the best of our knowledge, no adverse legal activity is anticipated or threatened.



Item 4.  Submission of Matters to a Vote of Security Holders


A special meeting of stockholders of the Company was held on December 28, 2006. The majority of the Company's stockholders approved and authorized the proposal to amend the Company's Articles of Incorporation to effect a reverse stock split of the Company's common stock, in which every ten (10) outstanding shares would be combined into one (1) share.

Votes Cast:

      Votes For:                                3,350,000 shares
      Votes Against or Withheld:                        -
      Abstentions and Broker Non-Votes:         1,565,349 shares


On January 25, 2007, following the stockholders' approval, the Company filed the Certificate of Amendment with the Secretary of State of the State of Utah, by which each ten shares of the Company's common stock, par value $0.01 per share, issued and outstanding shall, automatically and without any action on the part of the respective holders thereof, be combined, converted and changed into one
(1) share of common stock, par value $0.01 per share, of the Company. The Certificate of Amendment of the Articles of Incorporation with the Secretary of State of the State of Utah is herewith filed with this Annual Report as
Exhibit 2.1.




                                 PART II



Item 5. Market for Common Equity and Related Stockholder Matters


Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SCGY.OB," although currently there is not an active trading market for the shares. Accordingly, we are not including a history of reported trades in the public market through December 31, 2006. The last reported trade for our shares on January 18, 2006 was $1.00 per share as adjusted for split.


Holders
-------

As of April 18, 2007, there are approximately 262 holders of record of our common stock, which does not take into consideration shares held in brokerage accounts or in other nominee names.


Stock Options, Warrants and Convertible Securities
--------------------------------------------------

We have not granted any stock options or warrants to purchase shares of our common stock, and we have not issued and do not have any securities outstanding that may be converted into our common shares or have any rights convertible or exchangeable into shares of our common stock.


Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

We do not have any compensation plan under which equity securities are authorized for issuance.


Transfer Agent
--------------

Our transfer agent is Interstate Transfer Company, which is located at 6084 South 900 East, Suite 101, Salt Lake City, Utah 84121, telephone number is
(801) 281-9746.


Rule 144
--------

As of April 18, 2007, we had 4,915,855 shares of common stock issued and outstanding. Of the total outstanding shares, 125,355 may be sold, transferred or otherwise traded in the public market without restriction. A total of 4,790,500 shares are currently considered restricted securities because 2,390,500 shares are held by controlling shareholder and the remaining 2,400,000 shares cannot be sold on the market until May 24, 2007 when the holding period requirement is met under Rule 144.

Under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who has beneficially owned restricted hares for at least one year, including any person who may be deemed to be an "affiliate" as defined under the Securities Act of 1933, is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the security as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares pursuant to Rule 144(k) without regard to the resale limitations and other provisions of Rule 144.


Recent Sales of Unregistered Securities
---------------------------------------

On August 31, 2005 at a special meeting of our board of directors, the board authorized the issuance of 491,500 shares of the Company's authorized, but previously unissued common stock to our former president, Todd Crosland. The shares were issued in consideration for Mr. Crosland's agreement to convert certain debt in the aggregate amount of $49,150, presently due and owing to Mr. Crosland as a results of loans and/or advances made to the Company, into shares of common stock. The board also authorized the issuance of 300,000 shares of authorized, but previously unissued common stock, to our four former directors in consideration for services rendered and/or to be rendered to the board and to the Company by the individual directors. The shares were valued at $0.1 per share. The above referenced shares of common stock were issued in a private transaction to persons having knowledge of our company and its business. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 as provided by Section 4(2) of that Act.

On May 23, 2006, the Company entered into a Stock Purchase Agreement with Kelton Capital Group Ltd., the controlling shareholder of the Company, and each of ten (10) individual investors (collectively the "Investors") in a private placement. Pursuant to the agreement, the Company sold and Investors purchased an aggregate of 4,000,000 shares of the Company's common stock for an aggregate consideration of $400,000. Under the Agreement, Kelton purchased 1,600,000 shares, and each of ten (10) individual investors purchased 240,000 shares of the Company's common stock at a price of $0.1 per shares.

The securities described above were offered and sold in reliance upon exemptions from registration provided by Regulation S and/or Section 4(2) promulgated under the Securities Act of 1933, as amended. The agreements executed in connection therewith contain representations and warrants to support the Company's reasonable belief that the investors had access to information concerning the Company's operations and financial conditions, the investors are acquiring the securities for their own account and not with a view to the distribution thereof. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the certificates representing the securities were borne legends to that effect. All investors are not a "U.S. Person" as that term is defined in Regulation S promulgated under the Securities Act of 1933. No directed selling efforts were made in the United States, and no underwriters were involved in this transaction.


Dividend Policy
---------------

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements may impose.



Item 6.  Management's Discussion and Analysis or Plan of Operation


This report contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe", "expect", "future", "intend", "plan", and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus. Our actual results could differ materially from those anticipated in these forward-looking statements.


Overview
--------

We are a development stage company that has not engaged in material operations or realized revenues for several years. On April 13, 2006, Kelton Capital Group Ltd. acquired a majority of the Company's issued and outstanding common stock from four majority shareholders of the Company. Subsequent to the closing of the change in control, the four members of the Company's Board of Directors, Dodd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill, tendered their resignations as the Company's directors and executive officers, and on May 1, 2006, Mary Jiang was elected as a Director and Corporate Secretary, and on May 8, 2006, Stanley Chan was elected as the Company's President, Chief Executive Officer, Chief Financial Officer and a Director.

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


Results of Operations
---------------------

Fiscal Year 2006 Compared to Fiscal Year 2005
---------------------------------------------

Revenue

For the fiscal years ended December 31, 2006 and 2005, the Company has not conducted any active operations. No revenue has been generated by the Company during such periods.

Operating Expenses

For the year ended December 31, 2006, general and administrative expenses were $35,752 as compared to $42,185 for fiscal 2005. The largest portion of the Company's operating expenses was legal and professional fees.

Interest Expenses

For the year ended December 31, 2006, the interest expense of the Company was $100 compared to $1,967 for the same period of the previous year because substantial loans were paid off.

Net Loss

For the year ended December 31, 2006, the Company had a net loss of $35,752, or $0.02 per share, as compared to a net loss of $44,252, or $0.12 per share, for the same period of the prior year.


Liquidity and Capital Resources
-------------------------------

For the past two years, the Company was primarily funded by private sale of its common stock and an unsecured line of credit of up to $250,000 from the former president of the Company. The loan was repayable on demand with interest at prime rate. On September 4, 2005, $49,150 of the note was converted into 491,500 shares of the Company's common stock. As of December 31, 2006, all shareholder loans have been paid off.

On May 23, 2006, the Company entered into a Stock Purchase Agreement with each of Kelton Capital Group Ltd., the controlling shareholder of the Company, and each of ten individual investors in a private placement. Pursuant to the Agreement, the Company sold and investors purchased an aggregate of 4,000,000 shares of the Company's common stock for an aggregate consideration of $400,000.

We had cash and cash equivalents of $369,365 as of December 31, 2006 compared to cash and cash equivalents of $543 as of December 31, 2005. For the year ended December 31, 2006, the Company's operating activities used net cash of $37,101, primarily due to net loss of $35,752. For the year, the Company used $1,374 in investing activities for purchase of office furniture and equipment. During the nine-month period ended December 31, 2006, the Company's financing activities provided $407,303 of cash, largely by issuing 4,000,000 shares of its common stock at a price of $0.10 per share.

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


Off-Balance Sheet Arrangements
------------------------------

None.


Significant Accounting Policies
-------------------------------

Our discussion and analysis of our financial position and the results of our operations are based upon our consolidated financial statements and the information used to prepare them. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States and require us to make estimates and judgments that affect the reported amounts of our assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering the pertinent and available information. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are disclosed in Note 2, "Summary of Significant Accounting Policies," in the Notes to our financial statements included in this Annual Report on Form 10-KSB.



Item 7.  Financial Statements

Our financial statements, accompanying notes and Report of Independent Registered Public Accounting Firm are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure



On June 8, 2006, in connection with a change in control, the Company dismissed Robison, Hill & Co. and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2006 and the interim periods for 2006. The decision to change principal accountants was approved by the Company's Board of Directors.

None of the reports of Robison, Hill & Co. on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Robison, Hill & Co., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Robison, Hill & Co., would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Robison, Hill & Co. has not advised the Company that:

  1) internal controls necessary to develop reliable financial statements did not exist; or

  2) information has come to the attention of Robison, Hill & Co. which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

  3) the scope of the audit should be expanded significantly, or information has come to the attention of Robison, Hill & Co. that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued covering the fiscal year ended December 31, 2005.

Prior to its engagement, neither the Company nor anyone on behalf of the Company had previously consulted with Child, Van Wagoner & Bradshaw, PLLC in any matter regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; and neither was a written report nor oral advice provided to the Company that Robison, Hill & Co. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issued; or (iii) any matter that was either the subject matter of a disagreement as defined in
Item 304(a)(1)(iv) of Regulation S-B, respectively, between the Company and Robison, Hill & Co. as there were no such disagreements, or any other reportable event as defined in Item 304(a)(1)(iv) of Regulation S-B.



Item 8A.  Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2006, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter of 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.



Item 8B.  Other Information


On January 25, 2007, the Company filed an Amendment to the Articles of Incorporation with the State of Utah to effect a reverse stock split of the Company's common stock in which every ten (10) outstanding shares would be combined into one (1) share, which has been approved by the majority shareholders of the Company at its Special Shareholder's Meeting held on December 28, 2006. The Amendment to the Articles of Incorporation of the Company is herewith filed as Exhibit 2.1 of this report.

All share transactions in this report has given retroactive effect to this 1:10 reverse stock split.





                                    PART III




Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act


Directors are elected annually and hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers are appointed by, and serve at the discretion of the Company's Board of Directors. As of the date of this report, the director and executive officer of the Company is as follows:

     Name          Age                          Position
--------------   -------  ------------------------------------------------
Stanley Chan        53    President, Chief Executive Officer, Chief Financial
                          Officer and Director

Stanley Chan is our Director, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Scientific Energy, Inc., effective May 8, 2006. Since 2000, Mr. Chan has been the President and Chairman of the Board of Directors of Tianlong Trading Co., Ltd, an import and export company. He is also the President and Chairman of Kelton Investments Group, Ltd. a private investment company. Mr. Chan has more than 10 years of experience in import-export business and financial investment.

Mr. Chan has ever held any position in a reporting company.


Significant Employees
---------------------

There are no significant employees other than our executive officers.


Involvement in Certain Legal Proceedings
-----------------------------------------

None.


Code of Business Conduct and Ethics
-----------------------------------

The Company has adopted a Code of Business Conduct and Ethics which applies to directors, officers, senior management, and certain other employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business and Ethics is filed as Exhibit 14 of this report.


Compliance with Section 16(a) of Exchange Act
---------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company as well as persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and grater-than-10% shareholders are required by the regulations of the Securities and Exchange Commission to furnish the company with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% shareholders were satisfied during the fiscal year ended December 31, 2006.



Item 10.  Executive Compensation


None of our executive officer receive salary or other kind of compensation from the Company, and we have no profit sharing, stock option or other similar programs for the benefit of our executive officers and directors.


Option/SAR Grants
------------------

We do not currently have a stock option plan. No stock options have been granted or exercised by any of the officers or directors since we were founded.


Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values
----------------------------------------------------------------------

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.


Long-Term Incentive Plans and Awards
------------------------------------

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.


Compensation of Directors
-------------------------

The members of the Board of Directors are not compensated by us for their service as members of the Board of Directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.


Employment Contracts, Termination of Employment, Change-in-Control Arrangements
-------------------------------------------------------------------------------

We have not entered employment agreements with our executive officers. There are no compensatory plans or arrangements, including payments to be received from us, with respect to a named executive officer, if such plan or arrangement would result from the resignation, retirement or any other termination of such executive officer's employment with us or form a change-in-control of us or a change in the named executive officer's responsibilities following a change-in-control.



Item 11.  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters


The following table sets forth certain information regarding the common stock beneficially owned as of April 18, 2007 by:

    o each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of the common stock;

    o   each of our directors and director nominees;

    o   each of our current Named Executive Officers; and

    o   all current executive officers and directors as a group.

There were 4,915,855 shares of our common stock outstanding as of the close of business on April 18, 2007. We have no other classes of voting securities outstanding.

                       Name and Address         Amount and Nature       Percentage of
  Title of Class     of Beneficial Owner     of Beneficial Ownership    Common Stock (1)
------------------  ---------------------- -------------------------  ----------------
Common Stock         Stanley Chan (2)          2,390,500 shares (3)         48.6%
                     27 Weldon Street
                     Jersey City, NJ 07306


Common Stock         All officers and          2,390,500 shares             48.6%
                     Directors as a group
-------------------------------------------------------------------------------------

Notes:

(1) Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Commission under the Securities Exchange Act of 1934 ("Exchange Act") and generally includes voting or investment power with respect to securities. Except as indicated, we believe each holder possesses sole voting and investment power with respect to all of the shares of voting stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants held by that holder that are currently exercisable or are exercisable within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

(2) Mr. Chan is our president, chief executive officer, chief financial officer and a director.

(3) Represents 2,390,500 shares held by Kelton Capital Group Limited.




Item 12. Certain Relationships and Related Transactions


On August 31, 2005 at a special meeting of our board of directors, the board authorized the issuance of 491,500 shares of our authorized, but previously unissued common stock to our former president, Todd Crosland. The shares were issued in consideration for Mr. Crosland's agreement to convert certain debt in the aggregate amount of $49,150, presently due and owing to Crosland as a results of loans and/or advances made to the Company, into shares of common stock. The board also authorized the issuance of 300,000 shares of authorized, but previously unissued common stock, to our four former directors in consideration for services rendered and/or to be rendered to the board and to us by the individual directors. The shares were valued at $0.10 per share.

On April 13, 2006, there was a change in control of the Company effected pursuant to a Share Purchase Agreement by and among Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the "Sellers"), and Kelton Capital Group Limited (the "Buyer"). Each of the Sellers was a director of the Company. Under the Share Purchase Agreement, the Buyer acquired from the Sellers an aggregate of 790,500 shares of our issued and outstanding common stock, representing approximately 86.3% of the Company's outstanding shares at that time, for the aggregate cash purchase price of $539,929.

On May 23, 2006, we entered into a stock purchase agreement with Kelton Capital Group Ltd., a company controlled by Stanley Chan, our president and CEO. Under the agreement, Kelton purchased 1,600,000 shares of our common stock at a price of $0.10 per shares.



Item 13. Exhibit List and Reports on Form 8-K.

 No.                                     Exhibit
----   -------------------------------------------------------------------------
2.1 Share Purchase Agreement dated April 13, 2006, by and among by Todd Crosland, Jana Meyer, Mark Clawson, Dale Gledhill and Kelton Capital Group Limited.

3.1*   Amended Articles of Incorporation dated January 25, 2007

3.2 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 filed on June 2,
       2004).

3.3 Bylaws (incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 filed on June 2, 2004).

10.1 Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 23, 2006).

14.1*  Code of Business Conduct and Ethics

31.1*  Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1*  Section 1350 Certifications of CEO and CFO

* Filed herewith.



Item 14. Principal Accountants Fees and Services


Audit Fees:    The aggregate fees billed by the Company's auditors for
professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31, 2006 and 2005 and reviews of the Company's interim financial statements included in the Company's Forms 10-KSB for fiscal 2006 and 2005 were $6,600 and $8,180, respectively.

Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees: The aggregate fees billed by the Company's auditors for taxation services amounted to $105 in 2005 ($0 in 2006) for preparation of the Company's 2005 Corporate Income Tax return.

All Other Fees:  None.

Board Approval of Services: It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company. The Board approved of 100% of the services provided by the independent accountant in 2006 and 2005.




                             SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 19, 2007


By: /s/ Stanley Chan
--------------------------------------------------
Stanley Chan, President, Chief Executive Officer,
Chief Financial Officer and Director






Financial Statements








                                SCIENTIFIC ENERGY, INC

                                  Financial Statements

                  As of and for Year Ended December 31, 2006 and 2005






                                                                           Page
                                                                          ------

Report of Independent Registered Public Accounting Firm...........          F-2

Balance Sheets as of December 31, 2006............................          F-3
Statements of Operations for the Years Ended December 31, 2006
 and 2005.........................................................          F-4
Statements of Changes in Stockholders' Equity for the Years
 Ended December 31, 2006 and 2005.................................          F-5
Statements of Cash Flows for the Year Ended December 31, 2006
 and 2005.........................................................          F-6

Notes to Consolidated Financial Statements........................          F-7











          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Scientific Energy, Inc.
(A Development stage company)

We have audited the accompanying balance sheet of Scientific Energy, Inc. (A development stage company) (the "Company") as of December 31, 2006 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements from May 30, 2001 (date of inception), to December 31, 2005. Those statements were audited by other auditors, whose report dated March 31, 2006, gave an unqualified opinion and included a going concern paragraph.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scientific Energy, Inc. at December 31, 2006 and the results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Child, Van Wagoner & Bradshaw, PLLC
---------------------------------------
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 11, 2007





                               SCIENTIFIC ENERGY, INC.
                           (A Development Stage Company)
                                  Balance Sheet
                               December 31, 2006


                                    ASSETS

Current Assets:
Cash and cash equivalents.................................      $       369,365
                                                                ---------------
  Total Current Assets....................................              369,365

Property, Plant, & Equipment:
Furniture and fixtures....................................                  152
Office equipment..........................................                1,222
                                                                ---------------
  Total Property, Plant, & Equipment......................                1,374
  Less: Accumulated depreciation..........................                (156)
                                                                ---------------
  Net Fixed Assets........................................                1,218
                                                                ---------------

Total Assets..............................................      $       370,583
                                                                ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable..........................................      $            57
                                                                ---------------
  Total Current Liabilities...............................                   57

Stockholders' Equity:
 Preferred stock: par value $0.01, 25,000,000 shares
  authorized; none issued and outstanding.................                    -
Common stock: par value $0.01; 100,000,000 shares authorized;
  4,915,855 shares issued and outstanding.................               49,159
Additional paid-in capital................................            1,234,030
Deficit accumulated during the development stage..........            (912,663)
                                                               ----------------
  Total stockholders' equity..............................              370,526
                                                               ----------------

Total Liabilities and Stockholders' Equity................     $        370,583
                                                               ================



                    See accompanying notes to financial statements





                                        SCIENTIFIC ENERGY, INC.
                                    (A Development Stage Company)
                                       Statements of Operations
                             For the Years ended December 31, 2006 and 2005



                                                                                                      Cumulative
                                                                                                    Since May 30, 2001
                                                                   2006               2005            (Inception)
                                                              ----------------   ----------------   ------------------

Revenue...............................................        $             -     $             -    $               -
                                                              ----------------    ----------------  ------------------

Expenses
Research and development..............................                      -                   -               68,090
General and administrative............................                 35,652              42,185              578,832
                                                              ----------------    ----------------  ------------------
   Total expenses.....................................                 35,652              42,185              641,916

Loss from operations..................................               (35,652)            (42,185)            (641,916)

Other income (expense)
Interest expense......................................                  (100)             (1,967)             (20,207)
Write-down of technology and royalties................                      -                   -            (250,040)
                                                              ----------------    ----------------  ------------------
   Total other expense................................                  (100)             (1,967)            (270,247)

Net loss before taxes.................................               (35,752)            (44,152)            (912,163)

Income tax expense....................................                      -                   -                (500)
                                                              ----------------    ----------------  ------------------

Net loss..............................................        $      (35,752)      $     (44,252)    $       (912,663)
                                                              ================    ================  ==================

Basic and diluted loss per share......................        $        (0.02)      $       (0.12)
                                                              ================    ================

Weighted average common shares outstanding............              1,527,480             382,381
                                                              ================    ================





                                         See accompanying notes to financial statements




                                              SCIENTIFIC ENERGY, INC.
                                           (A Development Stage Company)
                                           STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE PERIOD MAY 30, 2001 (INCEPTION) TO DECEMBER 31, 2006



                                                                                               Deficit
                                                                                             Accumulated
                                                                                                Since
                                                                                             May 30, 2001
                                                                                             Inception of
                                                  Common Stock                Paid-In         Development         Total
                                               Shares         Par Value       Capital             Stage          Equity
                                         -----------------  ------------- ----------------  ----------------  --------------
Balance at May 30, 2001 (Inception)                -         $         -    $           -    $            -    $          -

May 30, 2001, Issued Common
 Stock for Technology                         20,000,000         200,000           50,040                 -          250,040

Net Loss                                               -               -                -          (168,773)       (168,773)
                                         ----------------   ------------- ----------------  ---------------- ---------------
Balance at December 31, 2001                  20,000,000         200,000           50,040          (168,773)          81,260

Retroactive Adjustment for 1:17.8
Reverse Stock Split October 24, 2004        (18,876,512)       (188,765)          188,765                  -               -

Retroactive Adjustment for 1:10
  Reverse Stock Split January 25, 2007       (1,011,133)        (10,111)           10,111                  -               -
                                         ---------------   -------------- ----------------  ----------------- --------------

Restated Balance at December 31, 2001           112,355            1,124          248,916           (168,773)         81,260

Net Loss                                              -                -                -           (572,409)      (572,409)
                                         ---------------   -------------- ---------------   ----------------- ---------------
Balance at December 31, 2002                    112,355            1,124          248,916           (741,182)       (491,142)

December 5, 2003, Spin off
  from Parent Company                                 -                -          541,776                  -          541,776

Net Loss                                              -                -                -             (7,379)         (7,379)
                                        ----------------   -------------- ----------------  ----------------- ---------------
Balance at December 31, 2003                    112,355            1,124          790,692           (748,561)          43,255

November 17, 2004, Issued Common
  Stock for Consulting Services                  12,000              120            1,080                   -           1,200

Net Loss                                              -                -                -            (84,098)        (84,098)
                                       ----------------   --------------- ----------------  ------------------ ---------------
Balance at December 31, 2004                    124,355            1,244          791,772           (832,659)        (39,643)

September 9, 2005, Issued
  Common Stock for Debt                         491,500            4,915           44,235                   -          49,150

September 9, 2005, Issued Common
  Stock for Consulting Services                 300,000            3,000           27,000                   -          30,000

Net Loss                                              -                -                -            (44,252)        (44,252)
                                       ----------------  --------------- ----------------- ------------------  --------------
Balance at December 31, 2005                    915,855            9,159          863,007           (876,911)         (4,745)

May 23, 2006, Issued Common
  Stock for Consulting Services              4,000,000            40,000          360,000                   -         400,000

May 31, 2006, contributed capital
   By shareholders                                   -                 -           11,023                   -          11,023

Net Loss                                             -                 -                -            (35,752)        (35,752)
                                        ---------------  ----------------  --------------- ------------------ ---------------
 Balance at December 31, 2006                4,915,855   $        49,159   $    1,234,030  $        (912,663) $       370,526
                                       ================  ================  =============== ================== ===============




                                           See accompanying notes to financial statements





                                          SCIENTIFIC ENERGY, INC.
                                      (A Development Stage Company)
                                         Statements of Cash Flows
                                For the Years Ended December 31, 2006 and 2005



                                                                                                Since May 30, 2001
                                                                                                   Inception of
                                                                      2006              2005     Development stage
                                                               ----------------  --------------  ------------------
Cash Flows from Operating Activities:
Net loss....................................................    $      (35,752)  $     (44,252)   $      (912,663)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation..............................................                156               -                156
  Write-down of technology and royalties....................                  -               -            250,040
  Stock issued for expenses.................................                  -          30,000             31,200
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable...................            (1,511)        (20,144)                 57
  Increase (decrease) in accrued expenses...................                  -           1,578                  -
                                                               ----------------  --------------- ------------------
     Net cash used in operating activities..................           (37,107)        (32,818)           (631,210)
                                                               ----------------  --------------- ------------------
Cash Flows from Investing Activities:
 Purchase of property, plant and equipment..................            (1,374)               -             (1,374)
                                                               ----------------  --------------- ------------------
     Net cash used in investing activities..................            (1,374)               -             (1,374)
                                                               ----------------  --------------- ------------------
Cash Flows from Financing Activities:
 Payment on shareholder loan................................                  -               -            (38,617)
 Note payable shareholder...................................            (3,720)          33,299             629,543
 Issuance of common stock...................................            400,000               -             400,000
 Contributed capital by shareholder.........................             11,023               -              11,023
                                                               ----------------  --------------- ------------------
     Net cash provided by financing activities..............            407,303          33,299           1,001,949
                                                               ----------------  --------------- ------------------

Increase in cash and cash equivalents.......................            368,822             481             369,365
                                                               ----------------  --------------- ------------------

Cash and cash equivalents, beginning of period..............                543              62                   -

Cash and cash equivalents, end of period....................    $       369,365   $         543   $         369,365
                                                                ===============   =============   =================


Supplemental disclosure of cash flow information:

  Interest paid in cash.....................................    $            -    $           -    $          6,620
                                                                ===============   ==============  =================
  Income taxes paid in cash.................................    $          100    $           -    $            400
                                                                ===============   ==============  =================


Supplemental Disclosure of non-cash investing and financing activities:


   Common stock exchanged for technology....................    $            -     $          -     $       250,040
                                                                ===============   ==============   ================
   Note payable converted to parent company stock...........    $            -     $          -     $       541,344
                                                                ===============   ==============   ================




                                     See accompanying notes to financial statements





                              SCIENTIFIC ENERGY, INC.
                           (A Development Stage Company)

                             NOTES TO FINANCIAL STATEMENTS




Note 1.  Nature of Operations

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The current business plan of the Company is to acquire energy - related technologies, equipment and crude oil or natural gas fields. As of December 31, 2006, the Company was in the development stage and no agreements have been reached.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks.

Concentration of Credit Risk
----------------------------

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Use of Estimates
----------------

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company continually evaluates these estimates, including those related to its provisions for doubtful trade accounts receivable and obsolete and excess inventory, useful lives for depreciable and amortizable tangible and intangible assets, impairment of long-lived assets including intangible assets and goodwill, income taxes and litigation. These estimates are based on historical information and experience, information that is currently available to the Company, and on various other assumptions that the Company believes to be reasonable considering the circumstances related to and the character of such estimates. Actual results could vary from those estimates, and those variances might be significant.

Property, Plant, and Equipment
------------------------------

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

     Computer equipment                5 years
     Furniture and fixtures            7 years

Depreciation expense for the years ended December 31, 2006 and 2005 was $156 and $0, respectively.

Loss per Share
--------------

Loss per common stock share is computed pursuant to the provisions of SFAS
No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic loss per common stock share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the period, excluding unvested restricted common stock. Diluted loss per common stock share reflects the additional dilution for all potentially dilutive securities such as unvested restricted common stock and convertible preferred stock.

Reclassification
----------------

Certain reclassifications have been made in the 2005 financial statements to conform with the December 31, 2006 presentation.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109"
(FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its results of operations and financial condition.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF 06?3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06?3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06?3 is required to be adopted during the first quarter of fiscal year 2008. The Company does not expect the adoption of EITF 06-3 to have a material impact on its results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition.

Note 3 - Principal Stockholder

As of December 31, 2006, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 2,390,500 shares, or 48.6%, of our common stock. Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4- Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of December 31, 2006, there were 4,915,855 shares of the Company's common stock issued and outstanding, and none of preferred share was issued and outstanding.

On September 4, 2005, the Company issued 300,000 shares of common stock to its four directors for services rendered. In connection with the issuance of the shares, $30,000 was recorded as consulting expense.

On May 23, 2006, the Company entered into a Stock Purchase Agreement with
Kelton Capital Group Ltd., the controlling shareholder of the Company, and each of ten individual investors in a private placement. Pursuant to the Agreement, the Company sold and investors purchased an aggregate of 4,000,000 shares of the Company's common stock for an aggregate consideration of $400,000.

On January 25, 2007, the Company amended its Articles of Incorporation to effect a reverse stock split of the Company's common stock in which every ten
(10) outstanding shares would be combined into one (1) share.  Please also see
Note 6. All share transactions disclosed in these financial statements give retroactive effect to this 1:10 reverse split.

Note 5 - Additional Paid-In Capital

On January 1, 2004, the president of the Company gave the Company an unsecured line of credit of up to $250,000. The Line carries interest at prime. On September 4, 2005, $49,150 of the note was converted into 491,500 shares of the Company's common stock.

In connection with the change in control of the Company, on May 31, 2006, the selling shareholders paid off all liabilities (Accounts Payable, Note Payable-Shareholder) of the Company by using their personal funds in an aggregate amount of $11,023, which was recorded as additional paid-in capital.

Note 6 - Transactions with Related Parties

On April 13, 2006, there was a change in control of the Company effected pursuant to a Share Purchase Agreement by and among Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the "Sellers"), and Kelton Capital Group Limited (the "Buyer"). Each of the Sellers was a director of the Company. Under the Share Purchase Agreement, the Buyer acquired from the Sellers an aggregate of 790,500 shares of the Company's issued and outstanding common stock, representing approximately 86.3% of the Company's outstanding shares at that time, for the aggregate cash purchase price of $539,929.

On May 23, 2006, the Company entered into a stock purchase agreement with Kelton Capital Group Ltd., a company controlled by Stanley Chan, our president and CEO. Under the agreement, Kelton purchased 1,600,000 shares of the Company's common stock at a price of $0.10 per share.

Note 7 - Subsequent Event

On January 25, 2007, the Company amended its Articles of Incorporation to effect a reverse stock split of the Company's common stock in which every ten (10) outstanding shares would be combined into one (1) share, which was approved by the majority shareholders of the Company at its Special Shareholder's Meeting held on December 28, 2006. All share transactions discussed in these financial statements give retroactive effect to this 1:10 reverse split.