Form 10QSB
period 2007-03-31
SCIENTIFIC ENERGY INC
filed 2007-05-18
CIK 1276531

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

            Commission file number:                  000-50559
                                     ________________________________________

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

                27 Weldon Street, Jersey City, New Jersey 07306
-----------------------------------------------------------------------------
                 (Address of principal executive offices)

                             (201) 985-8100
-----------------------------------------------------------------------------
                      (Issuer's telephone number)

                                  N/A
-----------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,915,855 shares of common stock, par value $0.01, as of May 14, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]





                             SCIENTIFIC ENERGY, INC.


                              Table of Contents



Part I. Financial Information

Item1.  Financial Statements

  Balance Sheet as of March 31, 2007 (unaudited).........................     3

  Statements of Operations (unaudited) for the Three Months
      Ended March 31, 2007 and 2006......................................     4

  Statements of Cash Flows (unaudited) for the Three Months
       Ended March 31, 2007 and 2006.....................................     5

  Notes to Financial Statements..........................................     6

Item 2. Management's Discussion and Analysis or Plan of Operation........     9

Item 3. Controls and Procedures..........................................    11

Part II.   Other Information

Item 1.  Legal Information...............................................    11
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....    11
Item 3.  Defaults Upon Senior Securities.................................    11
Item 4.  Submission of Matters to a Vote of Security Holders.............    11
Item 5.  Other Information...............................................    11
Item 6.  Exhibits and Reports on Form 8-K................................    11

Signatures...............................................................    12








                          PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements




                           SCIENTIFIC ENERGY, INC.
                       (A Development Stage Company)
                         Balance Sheet (Unaudited)
                              March 31, 2007


                                   ASSETS
Current Assets:
Cash and cash equivalents................................     $         364,092
                                                              -----------------
   Total Current Assets..................................               364,092

Property, Plant, & Equipment:
Furniture and fixtures...................................                   152
Office equipment.........................................                 1,222
                                                              -----------------
    Total Property, Plant, & Equipment...................                 1,374
    Less: Accumulated depreciation.......................                 (222)
                                                              -----------------
    Net Fixed Assets.....................................                 1,152
                                                              -----------------

Total Assets.............................................      $        365,244
                                                              =================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable.........................................      $           277
                                                              -----------------
   Total Current Liabilities.............................                  277

Stockholders' Equity:
 Preferred stock: par value $0.01, 25,000,000 shares
   authorized; none issued and outstanding...............                    -
Common stock: par value $0.01; 100,000,000 shares
   authorized; 4,915,855 shares issued and outstanding...               49,159
Additional paid-in capital...............................            1,234,030
Deficit accumulated during the development stage.........            (918,222)
                                                               ----------------
   Total stockholders' equity............................              364,967
                                                               ----------------

Total Liabilities and Stockholders' Equity...............       $      365,244
                                                               ================



           See accompanying notes to unaudited financial statements









                              SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                             Statements of Operations
                                   (Unaudited)


                                                          Three months ended            Cumulative
                                                             March 31,               Since May 30, 2001
                                                   ---------------------------------    Inception of
                                                        2007                2006      Development stage
                                                   ----------------  --------------   -----------------

Revenue.....................................       $             -    $           -    $             -
                                                   ----------------  --------------   -----------------

Expenses
Research and development....................                     -                -              68,090
General and administrative..................                 5,559            3,581             579,385
                                                   ----------------  --------------   -----------------
   Total expenses...........................                 5,559            3,581             647,475

Loss from operations........................               (5,559)          (3,581)           (647,475)

Other income (expense)
Interest, net...............................                     -            (100)            (20,207)
Write-down of technology and royalties......                     -                -           (250,040)
                                                   ----------------  ---------------   ----------------
   Total other expense......................                     -            (100)           (270,247)

Net loss before taxes.......................               (5,559)          (3,681)           (917,722)

Income tax expense..........................                     -                -               (500)
                                                   ---------------- ----------------   ----------------

Net loss....................................        $      (5,559)  $       (3,681)    $      (918,222)
                                                   ================ ================   ================

Basic and diluted loss per share............        $       (0.00)  $        (0.00)
                                                   ================ ================

Weighted average common shares outstanding..             4,915,855          915,855
                                                   ================ ================







               See accompanying notes to unaudited financial statements









                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                 (Unaudited)





                                                                Three months ended March 31,    Since May 30, 2001
                                                                ----------------------------     Inception of
                                                                     2007         2006          Development stage
                                                                -------------- -------------   --------------------
Cash Flows from Operating Activities:
Net loss................................................        $      (5,559) $     (3,681)    $        (918,222)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation..........................................                    66             -                   222
  Write-down of technology and royalties................                     -             -               250,040
  Stock issued for expenses.............................                     -             -                31,200
  Contributed capital by shareholders for expenses......                     -             -                11,023
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable...............                   220           645                   277
  Increase (decrease) in income tax payable.............                     -             -                     -
  Increase (decrease) in accrued expenses...............                     -            70                     -
                                                                 -------------- -------------   ------------------
    Net cash used in operating activities...............               (5,273)       (2,966)             (625,460)
                                                                 -------------- -------------  -------------------
Cash Flows from Investing Activities:
Purchase of property, plant and equipment...............                     -             -               (1,374)
                                                                 -------------- -------------  -------------------
    Net cash used in investing activities...............                     -             -               (1,374)
                                                                 -------------- -------------  -------------------
Cash Flows from Financing Activities:
Payment on shareholder loan.............................                     -             -              (38,617)
Note payable shareholder................................                     -         3,000               629,543
Issuance of common stock................................                     -             -               400,000
                                                                 --------------  -----------   -------------------
    Net cash provided by financing activities...........                     -         3,000               990,926
                                                                 --------------  -----------   -------------------

Increase (decrease) in cash and cash equivalents........               (5,273)            34               364,092
                                                                 --------------  -----------   -------------------

Cash and cash equivalents, beginning of period..........               369,365           543                     -

Cash and cash equivalents, end of period................         $     364,092   $       577     $         364,092
                                                                 ==============  ============   ==================

Supplemental disclosure of cash flow information:

  Interest paid in cash.................................         $           -   $         -      $          6,620
                                                                 ==============  ============    =================
  Income taxes paid in cash.............................         $           -   $         -      $            400
                                                                 ==============  ============    =================


Supplemental Disclosure of non-cash investing and financing activities:

  Common stock exchanged for technology.................         $           -   $          -     $        250,040
                                                                 ==============  =============    ================
  Note payable converted to parent company stock........         $           -   $          -     $        541,344
                                                                 ==============  =============    ================
  Contributed capital by shareholders for expenses......         $           -   $          -     $         11,023
                                                                 ==============  =============    ================





                              See accompanying notes to unaudited financial statements








                                  SCIENTIFIC ENERGY, INC.
                               (A Development Stage Company)

                               NOTES TO FINANCIAL STATEMENTS





Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The current business plan of the Company is to acquire energy - related technologies, equipment and crude oil or natural gas fields. As of March 31, 2007, the Company was in the development stage and no agreements have been reached.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10?QSB and Item 310(b) of Regulation S?B of the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Scientific Energy, Inc. included in the Company's Annual Report on Form 10?KSB for the fiscal year ended December 31, 2006.

Note 2. Summary of Significant Accounting Policies

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

     Computer equipment             5 years
     Furniture and fixtures         7 years

Depreciation expense for the three months ended March 31, 2007 and 2006 was $66 and $0, respectively.

Loss per Share

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

Note 3 - Principal Stockholder

As of March 31, 2007, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 2,390,500 shares, or 48.6%, of our common stock. Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4- Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of March 31, 2007, there were 4,915,855 shares of the Company's common stock issued and outstanding, and none of preferred share was issued and outstanding.

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

Note 7 - Subsequent Event

On April 21, 2007, the Company entered into an Asset Purchase Agreement with
PT Prima Jasa Energy, an Indonesian crude oil drilling and service corporation ("PJE"), for the acquisition of certain of PJE's assets, including certain heavy drilling equipment, facilities and contract rights associated with its crude oil drilling and service business. The purchase price for the assets is approximately $300,000. The transactions were closed April 30, 2007.

On April 21, 2007, the Company also entered into a long-term Drilling Services Agreement with PJE, pursuant to which PJE will provide crude oil drilling and services to the Company. The Services Agreement commenced on May 1, 2007.



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

Overview

We are a development stage company that has not engaged in material operations or realized revenues for several years. On April 13, 2006, Kelton Capital Group Ltd. acquired a majority of the Company's issued and outstanding common stock from four majority shareholders of the Company. Subsequent to the closing of the change in control, the four members of the Company's Board of Directors, Dodd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill, tendered their resignations as the Company's directors and executive officers, and on May 1, 2006, Mary Jiang was elected as a Director and Corporate Secretary (resigned from all positions on April 16, 2007), and on May 8, 2006, Stanley Chan was elected as the Company's President, Chief Executive Officer, Chief Financial Officer and a Director.

Prior to the share acquisition in April 2006, the Company was to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The current business plan of the Company is to acquire energy related technologies, equipment and crude oil or natural gas fields. As of March 31, 2007, no agreements had been reached.

On April 21, 2007, the Company entered into an Asset Purchase Agreement with
PT Prima Jasa Energy, an Indonesian crude oil drilling and service corporation ("PJE"), for the acquisition of certain of PJE's assets, including certain heavy drilling equipment, facilities and contract rights associated with its crude oil drilling and service business. The purchase price for the assets is approximately $300,000. The transactions were closed April 30, 2007.

On April 21, 2007, the Company also entered into a long-term Drilling Services Agreement with PJE, pursuant to which PJE will provide crude oil drilling and services to the Company. The Services Agreement commenced on May 1, 2007.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue

For the three months ended March 31, 2007 and 2006, the Company has not conducted any active operations. No revenue has been generated by the Company during such periods.

Operating Expenses

For the three months ended March 31, 2007, general and administrative expenses were $5,559 as compared to $3,581 for the same period of the prior year. The increase in general and administrative expenses was due to the Company's purchase of an Edgar filing software for approximately $2,800.

Interest Expenses

For the three months ended March 31, 2007, no interest expense was incurred as compared to $100 for the same period of the previous year because loans were paid off.

Net Loss

For the three months ended March 31, 2007, the Company had a net loss of $5,559, or $0.001 per share, as compared to a net loss of $3,681, or $0.004 per share, for the same period of the prior year.

Liquidity and Capital Resources

On May 23, 2006, the Company entered into a Stock Purchase Agreement with each of Kelton Capital Group Ltd., the controlling shareholder of the Company, and each of its ten individual investors in a private placement. Pursuant to the Agreement, the Company sold and investors purchased an aggregate of 4,000,000 shares of the Company's common stock for an aggregate consideration of $400,000.

We had cash and cash equivalents of $364,092 as of March 31, 2007. For the three months ended March 31, 2007, the Company's operating activities used net cash of $5,273, primarily due to net loss of $5,559. For this period, the Company had no investing and financing activities.

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

Off-Balance Sheet Arrangements

None.



ITEM 3.  CONTROLS AND PROCEDURES


The Company's Chief Executive Officer (the Company's principal executive officer and principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended March 31, 2007, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.



                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:


Exhibit No.                     Title of Document
----------   ----------------------------------------------------------------
  31         Certifications Required by Rule 13a-14(a) of the Securities
             Exchange Act of 1934, as amended, as Adopted Pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002

  32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

On April 18, 2007, the Company filed a Form 8-K under Item 5.02 to report that Mary Jiang resigned as the Company's Secretary and as a member of the Board of Directors.

On April 23, 2007, the Company filed a Form 8-K under Item 1.01 to report that the Company entered into an Asset Purchase Agreement with PT Prima Jasa Energy, an Indonesian crude oil drilling and service corporation ("PJE"), for the acquisition of certain of PJE's assets, including certain heavy drilling equipment, facilities and contract rights associated with its crude oil drilling and service business. At the same time, the Company also entered into a long-term Services Agreement with PJE, pursuant to which PJE will provide crude oil drilling and services to the Company.



                              SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SCIENTIFIC ENERGY, INC.


Date:  May 18, 2007


By: /s/ Stanley Chan
-------------------------------------
Stanley Chan
President and Chief Executive Officer