Form 10QSB
period 2007-06-30
SCIENTIFIC ENERGY INC
filed 2007-08-16
CIK 1276531

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2007

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______________ to _______________

             Commission file number:                   000-50559
                                     _________________________________________

                            SCIENTIFIC ENERGY, INC.
------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

              Utah                                 87-0680657
------------------------------------------------------------------------------
State or other jurisdiction             (I.R.S. Employer Identification No.)
       of incorporation or organization)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act.)    Yes  [  ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,915,855 shares of common stock, par value $0.01, as of August 15, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]






                                 SCIENTIFIC ENERGY, INC.



                                   Table of Contents



Part I. Financial Information

Item1.  Financial Statements

     Balance Sheets                                                           3

     Statements of Operations (Unaudited)                                     4

     Statements of Cash Flows (Unaudited)                                     5

     Notes to Unaudited Financial Statements                                6-9

Item 2. Management's Discussion and Analysis or Plan of Operation         10-14

Item 3. Controls and Procedures                                           14-15


Part II.   Other Information

Item 1.  Legal Proceedings                                                   15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15
Item 3.  Defaults Upon Senior Securities                                     15
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   15
Item 6.  Exhibits and Reports on Form 8-K                                 15-16

Signatures                                                                   16






                        PART I.   FINANCIAL INFORMATION





ITEM 1.  Financial Statements




                                  SCIENTIFIC ENERGY, INC.
                              (A Development Stage Company)
                                     Balance Sheets



                                                           June 30,          December 31,
                                                            2007                2006
                                                       --------------    ----------------
                                                         (Unaudited)

                                         ASSETS
Current Assets:
 Cash and cash equivalents........................     $       63,305     $      369,365
                                                       --------------    ---------------
       Total Current Assets.......................             63,305            369,365

Property, Plant, & Equipment:
 Furniture and fixtures...........................                313                152
 Office equipment.................................              1,222              1,222
 Heavy equipment..................................            230,700                  -
 Machinery........................................             13,100                  -
 Vehicles.........................................             16,000                  -
 Tug and barge....................................             40,200                  -
                                                       --------------   ----------------
       Total Property, Plant, & Equipment.........            301,535              1,374
       Less: accumulated depreciation.............            (7,585)              (156)
                                                       --------------   ----------------
       Net Fixed Assets...........................            293,950              1,218

Total Assets......................................     $      357,255   $        370,583
                                                       ==============   ================



                            LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable.................................     $           -    $            57
 Salary payable...................................             8,000                  -
                                                       --------------   ---------------
     Total Current Liabilities....................             8,000                 57

Stockholders' Equity:
 Preferred stock: par value $0.01; 25,000,000 shares
   authorized; none issued and outstanding
   at June 30, 2007 and December 31, 2006.........                 -                  -
 Common stock: par value $0.01; 100,000,000 shares
   authorized; 4,915,855 shares issued and outstanding
   at June 30, 2007 and December 31, 2006.........            49,159             49,159
 Additional paid-in capital.......................         1,234,030          1,234,030
 Deficit accumulated during the development stage          (933,934)		(912,663)
                                                      --------------   ----------------
     Total stockholders' equity...................           349,255            370,526

Total Liabilities and Stockholders' Equity........     $     357,255    $       370,583




                   See accompanying notes to unaudited financial statements











                                       SCIENTIFIC ENERGY, INC.
                                    (A Development Stage Company)
                                 Statements of Operations (Unaudited)




                                                                                                  Period From
                                                 Three Months Ended        Six Months Ended        May 30 2001
                                                      June 30,                  June 30,         (Inception) to
                                                 2007          2006         2007        2006      June 30, 2006
                                               ----------    ---------    ----------- ---------  --------------

Service Revenue.........................       $   50,452    $       -     $   50,452  $      -   $     50,452

Cost of Sales...........................           50,179            -         50,179         -         50,179
                                               ----------   ----------    -----------  ---------  ------------
Gross Profit............................              273            -            273         -            273

Expenses:
 Research and development...............                -            -              -         -         68,090
 General and administrative.............           15,986       16,359         21,544    19,940        595,371
                                               ----------  -----------    -----------  ---------  ------------
    Total expenses......................           15,986       16,359         21,544    19,940        663,461

Loss from operations....................         (15,713)     (16,359)       (21,271)  (19,940)      (663,188)
                                               ----------  ------------   -----------  ---------  ------------

Other income (expense):
 Interest expense.......................                -            -              -     (100)       (20,207)
 Write-down of technology and royalties.                -            -              -         -      (250,040)
                                               ----------  ------------   ------------  --------  ------------
    Total other expense.................                -            -              -     (100)      (270,247)

Net loss before taxes...................         (15,713)     (16,359)       (21,271)  (20,040)      (933,435)

Income tax expense......................                -            -              -         -          (500)
                                               ----------  ------------   ------------ ---------  ------------

Net loss................................       $ (15,713)  $  (16,359)    $  (21,271)  $ (20,040) $  (933,935)
                                               ==========  ============   ============ ========== ============

Basic and diluted loss per share........       $  (0.003)  $   (0.006)    $   (0.004)  $  (0.011)
                                               ==========  ============   ============ ==========

Weighted average common shares outstanding     4,915,855     2,586,178      4,915,855   1,755,628
                                               ==========  ============   ============ ==========



                       See accompanying notes to unaudited financial statements










                                     SCIENTIFIC ENERGY, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                         (Unaudited)




                                                                                     Period From
                                                                                     May 30, 2001
                                                       Six Months Ended June 30,    (Inception) to
                                                         2007           2006        June 30, 2007
                                                    ------------   -------------  ---------------
Cash Flows from Operating Activities:
Net loss..........................................    $  (21,271)   $    (20,040)  $    (933,934)
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation expense............................         7,429               22          7,585
  Write-down of technology and royalties..........             -                -        250,040
  Stock issued for expenses.......................             -                -         31,200
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable.........          (57)           10,720              -
  Decrease in income tax payable..................             -            (100)              -
  Increase in salary payable......................         8,000                -          8,000
                                                     ------------   -------------   ------------
      Net cash used in operating activities.......       (5,899)          (9,398)      (637,109)

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment........     (300,161)          (1,374)      (301,535)
                                                     ------------   -------------   ------------
      Net cash used in investing activities.......     (300,161)          (1,374)      (301,535)

Cash Flows from Financing Activities:
 Principal payments on shareholder loans..........             -          (3,720)       (39,915)
 Proceeds from shareholder loans..................             -                -        630,841
 Issuance of common stock.........................             -          400,000        400,000
 Contributed capital..............................             -           11,023         11,023
                                                     ------------   -------------   ------------
      Net cash provided by financing activities...             -          407,303      1,001,949

Increase (decrease) in cash and cash equivalents..     (306,060)          396,531         63,305

Cash and cash equivalents, beginning of period....       369,365              543              -
                                                     ------------   -------------   ------------

Cash and cash equivalents, end of period..........   $    63,305    $     397,074   $     63,305
                                                     ============   =============   ============


Supplemental disclosure of cash flow information:

  Interest paid in cash...........................   $         -     $          -    $    6,620
                                                     ============    ============   ============
  Income taxes paid in cash.......................   $         -     $        100    $      400


Supplemental Disclosure of non-cash investing and financing activities:

  Common stock exchanged for technology...........   $         -      $         -    $  250,040
                                                     ============    =============   ==========
  Note payable converted to common stock..........   $         -      $         -    $  590,926
                                                     ============    =============   ==========
  Contributed capital by shareholders for expenses   $         -      $         -    $   31,200
                                                     ============    =============   ==========




                   See accompanying notes to unaudited financial statements









                                SCIENTIFIC ENERGY, INC.
                             (A Development Stage Company)
                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                     June 30, 2007




Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The business plan of the Company is to acquire energy - related technologies, equipment and crude oil or natural gas fields. As of June 30, 2007, the Company was in the development stage.

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

Note 2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10?QSB and
Item 310(b) of Regulation S-B of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. The results of operations for the six months ended
June 30, 2007 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2007. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Scientific Energy, Inc. included in the Company's Annual Report on Form 10?KSB for the fiscal year ended December 31, 2006.

Note 3. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks.

Revenue Recognition

The Company derives its revenues from providing drilling services. Revenues consists of fees received from services rendered under the Company's drilling service agreement (see Note 8) that are provided using the Company's assets. Revenues are recognized in accordance with SEC Staff Accounting Bulletin
No. 104, "Revenue Recognition" ("SAB 104"). The Company recognizes revenues when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

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

    Heavy equipment              7 years
    Machinery                    7 years
    Tug and barge                7 years
    Vehicles                     5 years
    Computer equipment           5 years
    Furniture and fixtures       7 years

Depreciation expense for the six months ended June 30, 2007 and 2006 was $7,430 and $22, respectively.

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

Note 4 - Principal Stockholder

As of June 30, 2007, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 2,390,500 shares, or 48.6%, of our common stock. Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 5- Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of June 30, 2007, there were 4,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On May 23, 2006, the Company entered into a Stock Purchase Agreement with Kelton Capital Group Ltd., the controlling shareholder of the Company, and each of ten individual investors in a private placement. Pursuant to the Agreement, the Company sold and investors purchased an aggregate of 4,000,000 shares of the Company's common stock for an aggregate consideration of $400,000 in cash.

On January 25, 2007, the Company amended its Articles of Incorporation to affect a reverse stock split of the Company's common stock in which every ten (10) outstanding shares would be combined into one (1) share. All share transactions disclosed in these financial statements give retroactive effect to this 1:10 reverse split.

Note 6 - Additional Paid-In Capital

In connection with the change in control of the Company, on May 31, 2006, the selling shareholders paid off all liabilities (Accounts Payable, Note Payable-Shareholder) of the Company by using their personal funds in an aggregate amount of $11,023, which was recorded as additional paid-in capital.

Note 7 - Transactions with Related Parties

On April 13, 2006, there was a change in control of the Company effected pursuant to a Share Purchase Agreement by and among Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the "Sellers"), and Kelton Capital Group Limited (the "Buyer"). Each of the Sellers were a director of the Company. Under the Share Purchase Agreement, the Buyer acquired from the Sellers an aggregate of 790,500 shares of the Company's issued and outstanding common stock, representing approximately 86.3% of the Company's outstanding shares at that time, for the aggregate cash purchase price of $539,929.

On May 23, 2006, the Company entered into a stock purchase agreement with Kelton Capital Group Ltd., a company controlled by Stanley Chan, our president and CEO. Under the agreement, Kelton purchased 4,000,000 shares of the Company's common stock at a price of $0.10 per share.

Note 8 - Acquisition of Assets

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

On April 21, 2007, the Company also entered into a long-term Drilling Services Agreement with PJE, pursuant to which PJE will provide crude oil drilling and services to the Company as an independent contractor. Under this contract PJE will utilize the equipment and other assets purchase by the Company under the Asset Purchase Agreement to provide drilling services under the operating contract rights the Company acquired from PJE under the Asset Purchase Agreement. Under the contract PJE will also search for and develop new clients on behalf of the Company, will maintain the equipment purchased, and will collect accounts receivable under the operating contract rights on behalf of the Company. The Services Agreement commenced on May 1, 2007.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This report contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe", "expect", "future", "intend", "plan", and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview
--------

We are a development stage company that has not engaged in material operations nor realized consistent revenues for several years prior to the current quarter. In April 2006, Kelton Capital Group Ltd. acquired a majority of the Company's issued and outstanding common stock from four majority shareholders of the Company. Prior to the share acquisition, the Company was to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The current business plan of the Company is to acquire energy related technologies, equipment and crude oil or natural gas fields.

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

On April 21, 2007, the Company also entered into a long-term Drilling Services Agreement with PJE, pursuant to which PJE will provide crude oil drilling and services to the Company. The Services Agreement commenced on May 1, 2007. Under the agreement, PJE agrees to provide to, or procure the provision to the Company, by utilizing the equipment and other assets the Company purchased from the PJE, of the following services:

 (1) Drilling services under the operating contract rights the Company acquired from PJE under the Purchase Agreement;

 (2) Searching for and development of new clients on behalf of the Company;

 (3) Maintenance of the heavy equipment, tug and barge, and other assets the Company purchased from PJE under the Asset Purchase Agreement; and

 (4) Collection of accounts receivable under the operating contract rights on behalf of the Company.

Sources of Revenue
------------------

Currently the Company generates revenue primarily from the service fees it earns when oil companies, all of which are in the Republic of Indonesia, engage PJE to provide drilling services for them. Pursuant to the Service Agreement dated April 21, 2007, the Company shall pay PJE (i) 10% of the collected service revenues (the "Collected Revenues") which PJE collected on behalf of the Company from clients, plus (ii) reimbursement of PJE's operating costs, which shall not exceed 75% of the Collected Revenues (collectively "Service Fees"). For the three months ended June 30, 2007, the Company's revenue from drilling services was $50,452. We are only in the beginning stages of our revenue generating activities and intend to acquire more crude oil related equipment, assets, contract rights, oilfields in the Republic of Indonesia or other Asia crude oil rich countries upon completion of additional debt or equity financing, and thereby increase our revenue generating activities.

Business Strategy
-----------------

We currently do not have our own work force, facilities or experience to implement our business plan. The Company's business strategies are to (i) engage one or more third party service providers to provide personnel, and expertise for us; and (ii) selectively acquire more energy related assets, technologies, equipment, services, businesses or oilfields.

To date we have purchased a drilling rig and other equipment and currently contract with PT Prima Jasa Energy, a third party, to provide the service, on behalf of us, to customers. We intend to continue to rely on such strategic relationships with one or more contract service providers to provide service to customers in the foreseeable future.

We also intend to develop additional business opportunities through acquisitions. We intend to selectively acquire more energy related assets, technologies, equipment, services, businesses or oilfields in Republic of Indonesia or other Asia crude oil rich countries if there are opportunities and we obtain additional financing.

Marketing and Sales
-------------------

The initial target market of our drilling services is those small or middle size crude oil companies that do not have their own rigs and other drilling equipment in Republic of Indonesia. We are a development stage company and at present have no work force and expertise in the industry. We currently outsource and engage PT Prima Jasa Energy to provide all services, including searching for and development of new clients, and collection of accounts receivable under the operating contract rights on behalf of us.

Government Contracts
--------------------

There are no government contracts at this time.

Compliance with Environmental Laws and Regulations
--------------------------------------------------

We do not believe that government regulation will have a material impact on the way we conduct our business. Our operations, though a third party service provider, are subject to local, provincial and national laws in Indonesia and regulations governing environmental quality and pollution control. To date, our compliance with these regulations by has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation, if any, could have on our activities.

Patents, trademarks, franchises, concessions, royalty agreements or labor
-------------------------------------------------------------------------
contracts
---------

We don't own any patents, trademarks, copyrights, franchises, concessions, royalty agreements, or labor contracts.

Product Research and Development
--------------------------------

To date we have not conducted any product research and development. We do not plan to conduct any product research and development activities in the next twelve months.

Employees
---------

We have two full time employees. We may hire third party consultants or part-time employees from time to time. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be satisfactory.

We currently contract with PT Prima Jasa Energy, a third party, to provide the service, on behalf of us, to customers.

Change in Shell Company Status
------------------------------

As reported on a Current Report on Form 8-K, under Item 5.06, filed July 17, 2007 with the Securities and Exchange Commission, as a result of the consummation of the transactions described, the Company has ceased being a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

Results of Operations
---------------------

For the three months ended June 30, 2007 and 2006:
--------------------------------------------------

Service Revenue
---------------

For the three months ended June 30, 2007, the Company's revenue was $50,452, which was generated from the service fees it earns when oil companies, all of which are in the Republic of Indonesia, engage PJE to provide drilling services to customers. For the three months ended June 30, 2006, the Company had not conducted any active operations, and therefore, no revenue had been generated during this period.

Cost of Sales
-------------

Cost of sales consists of costs the Company paid to PJE under the service agreement for the service it provided, which included the following two items:
(i) 10% of the collected service revenues which PJE collected on behalf of the Company from clients, and (ii) reimbursement of PJE's operating costs for the services PJE provided to the Company, plus depreciation expense for heavy equipment, machinery, and tug and barge. For the three months ended June 30, 2007, the cost of sales of the Company was $50,179 , which was approximately 99.4% of the sales. For the three months ended June 30, 2006, the Company did not conduct any operations, and therefore, no cost of sales was incurred for this period.

Operating Expenses
------------------

For the three months ended June 30, 2007, the Company's general and administrative expenses were $15,985 as compared to $16,359 for the same period of the prior year. The largest expense items were salary expense ($8,000 or 50.0%), accounting and legal fees ($5,925 or 37.0%), and office rent (9.0%). .

Net Loss
--------

For the three months ended June 30, 2007, the Company had a net loss of $15,713, or $0.003 per share, as compared to a net loss of $16,359, or $0.006 per share, for the same period of the prior year.



For the six months ended June 30, 2007 and 2006:
------------------------------------------------

Service Revenue
---------------

For the six months ended June 30, 2007, the Company's revenue was $50,452, which was generated from the service fees it earns when oil companies, all of which are in the Republic of Indonesia, engage PJE to provide drilling services to customers. For the six months ended June 30, 2006, the Company had not conducted any active operations, and therefore, no revenue had been generated during this period.

Cost of Sales
-------------

Cost of sales consists of costs the Company paid to PJE under the service agreement for the service it provided, which included the following two items:
(i) 10% of the collected service revenues which PJE collected on behalf of the Company from clients, and (ii) reimbursement of PJE's operating costs for the services PJE provided to the Company, plus depreciation expense for heavy equipment, machinery, and tug and barge. For the six months ended June 30, 2007, the cost of sales of the Company was $50,179 , which was approximately 99.4% of the sales. For the same period of the previous year, the Company had not conducted any operations, and therefore, no cost of sales was incurred for the period.

Operating Expenses
------------------

For the six months ended June 30, 2007, the Company's general and administrative expenses were $21,544 as compared to $19,940 for the same period of the prior year. The largest expenses items were salary expense ($8,000 or 37.1%), accounting and legal fees ($5,925 or 27.5%), office rent ($2,880 or 13.3%), and other general and administrative expenses ($4,739 or 21.9%). .

Net Loss
--------

For the six months ended June 30, 2007, the Company had a net loss of $21,272, or $0.004 per share, as compared to a net loss of $20,040, or $0.011 per share, for the same period of the prior year.

Liquidity and Capital Resources
-------------------------------

Since inception, the Company has been funded its operations primarily by equity capital and short-term loans from its directors and officers. On May 23, 2006, the Company entered into a stock purchase agreement with Kelton Capital Group Ltd., the controlling shareholder of the Company, and nine individual investors in a private placement. Pursuant to the agreement, the Company issued an aggregate of 4,000,000 shares of its common stock for an aggregate consideration of $400,000 in cash.

As of June 30, 2007, the Company had cash and cash equivalents of $63,305. For the six months ended June 30, 2007, the Company's operating activities used net cash of $5,899, primarily due to net loss of $21,272, and offset by increase of $7,430 in depreciation expenses and increase of $8,000 in salary payable.

For the six months ended June 30, 2007, the Company's investing activities used cash of $300,161, primarily for the purchase of equipment, machinery and tug and barge. During this period, the Company had no financing activities.

A key component of the Company's business strategy is to selectively acquire energy related assets, technologies, equipment, contract rights, or oilfields. To finance any acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. We have no immediate means for obtaining additional financing. There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements
------------------------------

None.



ITEM 3.  CONTROLS AND PROCEDURES


(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of June 30, 2007 our disclosure controls and procedures were effective.

(b) Internal controls over financial reporting. During the fiscal quarter ended June 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



                            PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

Exhibit No.                     Title of Document
----------  -------------------------------------------------------------------
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

On July 17, 2007, the Company filed a Current Report on Form 8-K under Items 1.01, 2.01, 5.06 and 9.01 to report that as a result of the consummation of the transactions described in Items 1.01 and 2.01 of this Current Report, the Company has ceased being a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.






                                    SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




SCIENTIFIC ENERGY, INC.


Date:  August 15, 2007


By: /s/ Stanley Chan
-------------------------------------
Stanley Chan
President and Chief Executive Officer