Form 10QSB
period 2007-09-30
SCIENTIFIC ENERGY INC
filed 2007-11-14
CIK 1276531

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quarterly period ended September 30, 2007

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from __________________ to __________________

      Commission file number:                      000-50559
                              _______________________________________________

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act.)     Yes  [  ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,915,855 shares of common stock, par value $0.01, as of November 14, 2007.

Transitional Small Business Disclosure Format (check one):  Yes   [ ]   No [X]






                              SCIENTIFIC ENERGY, INC.


                                Table of Contents




Part I. Financial Information

Item1.  Financial Statements

   Balance Sheets........................................................      3

   Statements of Operations (Unaudited)..................................      4

   Statements of Cash Flows (Unaudited)..................................      5

   Notes to Unaudited Financial Statements...............................    6-9

Item 2. Management's Discussion and Analysis or Plan of Operation........  10-12

Item 3. Controls and Procedures..........................................     13


Part II.   Other Information

Item 1.  Legal Proceedings...............................................     13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....     13
Item 3.  Defaults Upon Senior Securities.................................     13
Item 4.  Submission of Matters to a Vote of Security Holders.............     13
Item 5.  Other Information...............................................     13
Item 6.  Exhibits and Reports on Form 8-K................................     13

Signatures...............................................................     14








                       PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements



                              SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                                 Balance Sheets




                                                           September 30,    December 31,
                                                        ----------------   ---------------
                                                               2007              2006
                                                        ----------------   ---------------
                                                           (Unaudited)

                                  ASSETS
Current Assets:
Cash and cash equivalents............................     $      57,321      $    369,365
                                                         ---------------    --------------
       Total Current Assets..........................            57,321           369,365

Property, Plant, & Equipment:
Furniture and fixtures...............................               313               152
Office equipment.....................................             1,222             1,222
Heavy equipment......................................           230,700                 -
Machinery............................................            13,100                 -
Vehicles.............................................            16,000                 -
Tug and barge........................................            40,200                 -
                                                          --------------    --------------
       Total Property, Plant, & Equipment............           301,535             1,374
       Less: accumulated depreciation................          (18,601)             (156)
                                                          --------------    --------------
       Net Fixed Assets..............................           282,934             1,218

Total Assets.........................................      $    340,255      $    370,583
                                                          ==============    ==============



                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
Accounts payable......................................     $        116       $       57
Salary payable........................................            8,000                -
                                                          --------------    ------------
        Total Current Liabilities.....................            8,116               57

Stockholders' Equity:
 Preferred stock: par value $0.01; 25,000,000 shares authorized;
  none issued and outstanding at September 30, 2007 and
   December 31, 2006...................................               -                -
 Common stock: par value $0.01; 100,000,000 shares authorized;
  4,915,855 shares issued and outstanding at September 30, 2007
    and December 31, 2006..............................          49,159            49,159
Additional paid-in capital.............................       1,234,030         1,234,030
Deficit accumulated during the development stage.......       (951,050)         (912,663)
                                                          --------------    -------------
        Total stockholders' equity.....................         332,139           370,526

Total Liabilities and Stockholders' Equity.............    $    340,255     $     370,583
                                                          ==============    ==============




             See accompanying notes to unaudited financial statements






                                      SCIENTIFIC ENERGY, INC.
                                    (A Development Stage Company)
                                 Statements of Operations (Unaudited)




                                               Three Months Ended      Nine Months Ended     Period From
                                                   September 30,         September 30,       May 30, 2002
                                              ----------------------- -------------------   (inception) to
                                                 2007       2006         2007     2006	  Sept. 30, 2007
                                              ----------  ----------- --------- ---------  ---------------

Service Revenue.......................        $   73,635  $        -  $ 124,087 $       -   $     124,087
Cost of Goods Sold....................            73,533           -    123,712         -         123,712
                                              ----------  ----------- ---------- ---------  -------------
Gross Profit..........................               102           -        375         -             375

Expenses:
Research and development..............                 -           -          -         -          68,090
General and administrative............            17,218      10,159     38,762    30,099         612,588
                                               ---------  -----------  ---------  --------   ------------
     Total expenses...................            17,218      10,159     38,762    30,099         680,678

Loss from operations..................          (17,116)    (10,159)   (38,387)  (30,099)       (680,303)
                                               ---------- -----------  --------- ----------  -------------

Other income (expense):
Interest expense.......................                -           -          -     (100)        (20,207)
Write-down of technology and royalties.                -           -          -         -       (250,040)
                                               ---------- -----------  ---------- ---------- -------------
     Total other expense...............                -           -          -     (100)       (270,247)

Net loss before taxes..................          (17,116)   (10,159)    (38,387) (30,199)       (950,550)

Income tax expense.....................                 -          -           -        -           (500)
                                              ------------ ----------  ----------  ---------  -----------

Net loss...............................        $ (17,116)  $ (10,159)  $ (38,387) $ (30,199)  $ (951,050)
                                              ============ ==========  =========== ========== ===========

Basic and diluted loss per share.......        $  (0.003)  $  (0.002)  $  (0.008)  $ (0.011)
                                              ============ ==========  =========== =========

Weighted average common shares outstanding      4,915,855   4,915,855   4,915,855   2,835,262
                                              ============ =========== ============ =========





                 See accompanying notes to unaudited financial statements








                                   SCIENTIFIC ENERGY, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                           (Unaudited)





                                                                                Period From
                                                                                May 30, 2001
                                              Nine Months Ended September 30,  (Inception) to
                                                      2007        2006         Sept. 30, 2007
                                              ---------------  --------------  ---------------
Cash Flows from Operating Activities:
Net loss.....................................     $  (38,387)    $   (30,199)   $   (951,050)
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation expense........................          18,445              89          18,601
 Write-down of technology and royalties......               -               -         250,040
 Stock issued for expenses...................               -               -          31,200

Changes in operating assets and liabilities:
 Increase (decrease) in accounts payable.....              59          (1,223)            116
 Decrease in income tax payable..............               -            (100)              -
 Increase in salary payable..................           8,000                -          8,000
                                                --------------  ---------------  ------------
        Net cash used in operating activities        (11,883)         (31,433)      (643,093)

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment...        (300,161)         (1,374)      (301,535)
                                                --------------- ---------------  ------------
         Net cash used in investing activities       (300,161)         (1,374)      (301,535)

Cash Flows from Financing Activities:
 Principal payments on shareholder loans.....                -         (3,720)       (39,915)
 Proceeds from shareholder loans.............                -               -        630,841
 Issuance of common stock....................                -         400,000        400,000
 Contributed capital.........................                -          11,023         11,023
                                                 -------------- ---------------  ------------
         Net cash provided by financing activities           -         407,303      1,001,949


Increase (decrease) in cash and cash equivalents      (312,044)        374,496         57,321

Cash and cash equivalents, beginning of period          369,365            543              -
                                                  -------------- --------------   -----------

Cash and cash equivalents, end of period......     $     57,321   $    375,039    $    57,321
                                                  ============== ===============  ===========


Supplemental disclosure of cash flow information:

   Interest paid in cash......................      $         -    $         -     $    6,620
                                                   =============  ==============   ==========
   Income taxes paid in cash..................      $         -    $       100     $      400
                                                   =============  ==============   ==========


Supplemental Disclosure of non-cash investing and financing activities:

   Common stock exchanged for technology.......      $        -     $         -    $  250,040
                                                    ============   =============   ==========
   Note payable converted to common stock......      $        -     $         -    $  590,926
                                                    ============   =============   ==========
   Contributed capital by shareholders for expenses  $        -     $         -    $   31,200
                                                    =============  =============   ==========



                See accompanying notes to unaudited financial statements








                          SCIENTIFIC ENERGY, INC.
                       (A Development Stage Company)
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             September 30, 2007



Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The business plan of the Company is to acquire energy - related technologies, equipment and crude oil or natural gas fields. As of September 30, 2007, the Company was in the development stage.

Note 2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10?QSB and
Item 310(b) of Regulation S?B of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2007. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Scientific Energy, Inc. included in the Company's Annual Report on Form 10?KSB for the fiscal year ended December 31, 2006.

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

     Heavy equipment            7 years
     Machinery                  7 years
     Tug and barge              7 years
     Vehicles                   5 years
     Computer equipment         5 years
     Furniture and fixtures     7 years

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $18,445 and $89, respectively.

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

Note 4 - Principal Stockholder

As of September 30, 2007, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 2,390,500 shares, or 48.6%, of our common stock. Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 5- Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of September 30, 2007, there were 4,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

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

On April 21, 2007, the Company also entered into a long-term Drilling Services Agreement with PJE, pursuant to which PJE will provide crude oil drilling and services to the Company as an independent contractor. Under this contract PJE will utilize the equipment and other assets purchased by the Company under the Asset Purchase Agreement to provide drilling services under the operating contract rights the Company acquired from PJE under the Asset Purchase Agreement. Under the contract PJE will also search for and develop new clients on behalf of the Company, will maintain the equipment purchased, and will collect accounts receivable under the operating contract rights on behalf of the Company. The Services Agreement commenced on May 1, 2007.

Note 9 - Subsequent Event

On October 29, 2007, the Company entered into an Asset Purchase Agreement with Bermon Capital Holdings Limited, a Hong Kong corporation, for the sale of the Company's certain assets for $400,000. The assets sold include certain heavy drilling equipment, facilities and associated contract rights, which the Company purchased in April 2007 for $300,000 from PT Prima Jasa Energy, an Indonesian crude oil drilling and service company (Please see Note 8 above).



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

Overview

We are a development stage company that has not engaged in material operations nor realized consistent revenues for several years prior to May 2007. In April 2006, Kelton Capital Group Ltd. acquired a majority of the Company's issued and outstanding common stock from four majority shareholders of the Company. Prior to the share acquisition, the Company was to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The current business plan of the Company is to acquire energy related technologies, equipment and crude oil or natural gas fields.

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

On April 21, 2007, the Company also entered into a long-term Drilling Services Agreement with PJE, pursuant to which PJE will provide crude oil drilling and services to the Company. The Services Agreement commenced on May 1, 2007. Under the agreement, PJE agrees to provide to, or procure the provision to the Company, by utilizing the equipment and other assets the Company purchased from PJE, of the following services: (1) Drilling services under the operating contract rights the Company acquired from PJE under the Purchase Agreement; (2) Searching for and development of new clients on behalf of the Company; (3) Maintenance of the heavy equipment, tug and barge, and other assets the Company purchased from PJE under the Asset Purchase Agreement; and (4) Collection of accounts receivable under the operating contract rights on behalf of the Company.

For the three and nine months ended September 30, 2007, the Company's revenue from drilling services was $73,636 and $124,087, respectively.

On October 29, 2007, the Company entered into an Asset Purchase Agreement with Bermon Capital Holdings Limited, a Hong Kong corporation, for the sale of the Company's certain assets for $400,000. The assets sold include all the heavy drilling equipment, facilities and associated contract rights which the Company purchased in April 2007 for $300,000 from PJE.

Results of Operations

For the three months ended September 30, 2007 and 2006:

Service Revenue

For the three months ended September 30, 2007, the Company's revenue was $73,635, which was generated from the service fees it earns when oil companies, all of which are in the Republic of Indonesia, engage PJE to provide drilling services to customers. For the three months ended September 30, 2006, the Company had not conducted any active operations, and therefore, no revenue had been generated during this period.

Cost of Sales

Cost of sales consists of costs the Company paid to PJE under the service agreement for the service it provided, which included the following two items:
(i) 10% of the collected service revenues which PJE collected on behalf of the Company from clients, and (ii) reimbursement of PJE's operating costs for the services PJE provided to the Company, plus depreciation expense for heavy equipment, machinery, and tug and barge. For the three months ended September 30, 2007, the cost of sales of the Company was $73,533, which was approximately 99.9% of the sales. For the three months ended September 30, 2006, the Company did not conduct any operations, and therefore, no cost of sales was incurred for this period.

Operating Expenses

For the three months ended September 30, 2007, the Company's general and administrative expenses were $17,218 as compared to $10,159 for the same period of the prior year. The largest expense items were salary expense ($12,000, or 69.7%), accounting and other professional fees ($3,000, or 17.4%), and office rent ($1,440, or 8.4%).

Net Loss

For the three months ended September 30, 2007, the Company had a net loss of $17,116, or $0.003 per share, as compared to a net loss of $10,159, or $0.002 per share, for the same period of the prior year.

For the nine months ended September 30, 2007 and 2006:

Service Revenue

For the nine months ended September 30, 2007, the Company's revenue was $124,087, which was generated from the service fees it earns when oil companies, all of which are in the Republic of Indonesia, engage PJE to provide drilling services to customers. For the nine months ended September 30, 2006, the Company had not conducted any active operations, and therefore, no revenue had been generated during this period.

Cost of Sales

For the nine months ended September 30, 2007, the cost of sales of the Company was $123,712, which was approximately 99.7% of the sales. For the same period of the previous year, the Company had not conducted any operations, and therefore, no cost of sales was incurred for the period.

Operating Expenses

For the nine months ended September 30, 2007, the Company's general and administrative expenses were $38,763 as compared to $30,099 for the same period of the prior year. The largest expenses items were salary expense ($20,000, or 51.6%), accounting and other professional fees ($8,925, or 23.0%), office rent ($4,320, or 11.1%), and other general and administrative expenses ($5,518, or 14.2%).

Net Loss

For the nine months ended September 30, 2007, the Company had a net loss of $38,387, or $0.008 per share, as compared to a net loss of $30,199, or $0.011 per share, for the same period of the prior year.

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

As of September 30, 2007, the Company had cash and cash equivalents of $57,321. For the nine months ended September 30, 2007, the Company's operating activities used net cash of $11,883, primarily due to net loss of $38,387, and offset by an increase of $18,445 in depreciation expenses, an increase of $8,000 in salary payable, and an increase of $59 in accounts payable.

For the nine months ended September 30, 2007, the Company's investing activities used cash of $300,161, primarily for the purchase of equipment, machinery and tug and barge.

During the nine month ended September 30, 2007, the Company had no financing activities. A key component of the Company's business strategy is to selectively acquire energy related assets, technologies, equipment, contract rights, or oilfields. To finance any acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. We have no immediate means for obtaining additional financing. There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

None.



ITEM 3.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as described above, our CEO and CFO have concluded that as of September 30, 2007 our disclosure controls and procedures were effective.

(b) Internal controls over financial reporting. During the fiscal quarter ended September 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



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

On July 17, 2007, the Company filed a Current Report on Form 8-K under Items 1.01, 2.01, 5.06 and 9.01 to report that the Company has ceased being a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

On October 30, 2007, the Company filed a Current Report on Form 8-K under Items
1.01 to report the sale of the Company's certain assets and associated contract rights which the Company purchased in April 2007 from PT Prima Jasa Energy, an Indonesian crude oil drilling and service company.




                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




SCIENTIFIC ENERGY, INC.



Date:  November 14, 2007


By: /s/ Stanley Chan
--------------------------------------
Stanley Chan
President and Chief Executive Officer