Form 10KSB
period 2007-12-31
SCIENTIFIC ENERGY INC
filed 2008-04-15
CIK 1276531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-KSB


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     For the Fiscal Year Ended December 31, 2007

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

          for The Transition Period From ______________To ________________

                       Commission file number: 000-50559

                             SCIENTIFIC ENERGY, INC
-------------------------------------------------------------------------------
               (Name of Small Business Issuer in Its Charter)

                Utah                                 87-0680657
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                 27 Weldon Street, Jersey City, New Jersey 07306
------------------------------------------------------------------------------
         (Address of principal executive offices including zip code)

                                (201) 985-8100
------------------------------------------------------------------------------
                          (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

                        Common Stock, Par Value $0.01
-------------------------------------------------------------------------------
             Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ( )

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

The issuer's revenues for its most recent fiscal year were:  none.

The number of shares of our common stock outstanding on March 31, 2008 was 4,915,855 shares.

Transitional Small Business Disclosure Format (check one):   Yes ( )  No (X)






                                    TABLE OF CONTENTS


                                                                          Page
                                       Part I.                           ------


Item 1.    Description of Business...................................         3
Item 1A.   Risk Factors..............................................         5
Item 2.    Description of Property...................................         8
Item 3.    Legal Proceedings.........................................         8
Item 4.    Submission of Matters to a Vote of Security Holders.......         9

                                      Part II.

Item 5.    Market for Common Equity and Related Stockholder Matters..         9
Item 6.    Management's Discussion and Analysis or Plan of Operation.        10
Item 7.    Financial Statements......................................        13
Item 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.....................        24
Item 8A (T). Controls and Procedures.................................        25
Item 8B.   Other Information.........................................        26

                                     Part III.

Item 9.    Directors and Executive Officers of the Registrant........        26
Item 10.   Executive Compensation....................................        28
Item 11.   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...............        30
Item 12    Certain Relationships and Related Transactions, and
            Director Independence....................................        30
Item 13    Exhibit List and Reports on Form 8-K......................        31
Item 14    Principal Accountants Fees and Services...................        32

Signatures...........................................................        32







                                      PART I




Item 1.  Description of Business


Background
----------

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The Company had not engaged in material operations or realized revenues for several years. Prior to April 2006, the business plan of the Company was to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The current business plan of the Company is to acquire energy related technologies, equipment and crude oil or natural gas fields in Asia crude oil rich countries.

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

In connection with the change in control, the four members of the Company's Board of Directors, Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill, tendered their resignations as the Company's directors and executive officers. On May 1, 2006, Mary Jiang was elected as a Director and Corporate Secretary (resigned on April 23, 2007). On May 8, 2006, Stanley Chan was elected as the Company's President, Chief Executive Officer, Chief Financial Officer and a Director.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Description of Business
-----------------------

The Company had not engaged in material operations or realized revenues for several years. On April 13, 2006, Kelton Capital Group Ltd acquired a majority of the Company's issued and outstanding common stock. Prior to April 2006, the business plan of the Company was to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products.

In April 2007, the Company acquired certain heavy drilling equipment, facilities and contract rights associated with crude oil drilling and service business from PT Prima Jasa Energy, an Indonesian crude oil drilling and service firm ("PJE"), for $300,000. At the same time, the Company entered into a long-term drilling services agreement with PJE, pursuant to which PJE will provide crude oil drilling and services to the Company. Under the agreement, PJE agrees to provide drilling, marketing, and equipment maintenance services to the Company by utilizing the equipment and other assets the Company purchased from PJE.

In October 2007, the Company sold all drilling equipment, facilities and associated contract rights the Company purchased from PJE to Bermon Capital Holdings Limited for $400,000, and intends to enter into mining and natural resources industry in China.

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., entered into an agreement with China Resources Developmnent Group Ltd., a Hong Kong company. Under the agreement, a joint venture company (the "JVC") will be established in Hong Kong, and the Company will invest $39,600,000 Hong Kong dollars (approximately USD$5.14 million) into the JVC to get 72% of the JVC's capital shares, and China Resources Development Group Ltd. will, jointly with its partner, invest $15,400,000 Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC's capital shares. The purpose of this transaction is for the Company to set up a business entity in China to gain access to mineral products, mineral resources and sales channel in China.

On January 25, 2008, the Company entered into a Subscription Agreement with eighteen investors, pursuant to which the Company agreed to issue, in a private placement, an aggregate of 90,000,000 shares of the Company's restricted common stock to non-U.S. investors, at a purchase price of $0.06 per share, for an aggregate of purchase price of $5.4 million. The proceeds received will be used to acquire mineral products in China and for the Company's general operating expenses.

Resources of Revenue
--------------------

The following is the description of the Company's business for the year ended December 31, 2007. In 2007, the Company generated its revenue primarily from the service fees it earned when oil companies, all of which were in the Republic of Indonesia, engaged PJE to provide drilling services for them. For the year ended December 31, 2007, the Company's income from discontinued operations was $375.

Business Strategy
-----------------

In 2007, the Company did not have its own work force, facilities or experience to implement its business plan. The Company's business strategies in 2007 were to (i) rely on strategic relationship with third parties to provide services;
(ii) selectively acquire more energy related assets, technologies, equipment, services, businesses or oilfields.

Marketing and Sales
-------------------

The initial target market of the Company's drilling services was those small or middle size crude oil companies that do not have their own rigs and other drilling equipment in Republic of Indonesia. The Company is a development stage company and at present does not have its own work force and expertise in the industry. During 2007, the Company engaged PT Prima Jasa Energy to provide all services, including searching for and development of new clients, and collection of accounts receivable under the operating contract rights on behalf of us.

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

Employees
---------

We have two full time employees at this time. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be satisfactory.


Item 1A.   Risk Factors


An investment in us involves a high degree of risk. Investors should carefully consider the risks below before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

                       Risks Related to Our Business
                       -----------------------------

We are a development-stage company and until recently had no operating history, which makes it difficult to evaluate our business and prospects.

We were formed in May 2001, and until April 2007 had no history of meaningful operations, which makes it difficult to evaluate our business and prospects. As an early stage company, we are subject to all the risks, uncertainties, expenses and difficulties inherent in a new business, and there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. In October 2007, the Company has ceased its oil drilling service business and intends to enter into mining and natural resources industry in China. The Company's proposed business plan may not be successful, and you may lose part or all of your investment in our common stock.

Our business will require substantial capital and we have limited financial resources.

The Company's sources of working capital are limited. Its current proposed business plan calls for significant additional capital, and we anticipate that we may incur losses in the near future. If such additional capital needs are met through the issuance of equity or convertible debt securities, existing stockholders' ownership percentage will be reduced.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities, or loans from the Company's officers or directors or from affiliates or other financial institutions. The Company may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to us. If financing is not available, the Company may be forced to abandon its business plan or its entire business, or dissolve. If the Company successfully enters into a financing transaction, any additional equity or equity-linked financing would be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants.

We have experienced continued losses and expect to incur losses in the future. If we do not achieve profitability, our financial condition and stock price could suffer.

The Company historically incurred significant losses. As of December 31, 2007, the company's accumulated deficit was $849,535. The Company may incur operating losses and negative cash flow from operations to continue for the foreseeable future. At this time, the Company cannot predict when it will operate profitably, if at all. If the Company fails to achieve or maintain profitability, its stock price may decline.

Our directors have other business and management responsibilities which may cause conflicts of interest in the allocation of their time and services to our business.

Stanley Chan, our sole officer, has other management responsibilities and business interests apart from our business. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his involvement in other activities. His other activities will prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. Mr. Chan intends to limit his role in his other business activities and devote more of his time to the Company after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries.

Our business may be severely disrupted if we lose the services of our CEO or fail to successfully recruit qualified managerial personnel having experience in business.

We are highly dependent upon the continued service and performance of Mr. Stanley Chan, our sole officer, who is also our principal shareholder. The loss of Mr. Chan may significantly delay or prevent the achievement of our business objectives. We do not maintain key-man insurance on the life of Mr. Chan.

We believe that our future success will also depend in on our continued ability to identify, hire, train and motivate qualified personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms, and our failure to attract and retain qualified personnel could impair our ability to implement our business plan.

Our sole officer and director is located outside of the U.S. It is difficult to effect service of process and enforcement of legal judgments upon us and our officers and directors.

Our sole officer and director are located outside of the United States. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors. Particularly, our shareholders may not be able to:

    o Effect service of process within the United States on us or any of our executive officers and directors;

    o Enforce judgments obtained in U.S. courts against us based upon the civil liability provisions of the U.S. federal securities laws;

    o Enforce, in a court outside of the U.S. judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

    o Bring an original action in a court in China to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.


                  Risks Related to Investment in Our Securities
                  ---------------------------------------------

A few of our existing shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control.

As of December 31, 2007, Stanley Chan, our CEO and the sole director, beneficially owned 2,390,500 shares, or approximately 48.6%, of our outstanding common stock. As a result, if acting together with other shareholders, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, may have the ability to control the management and affairs of our company, which could have a material adverse effect on the value of the common stock.

There has been low volume and therefore inactive for our common stock, our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your stock purchase price.

If you purchase shares of our common stock, you may not be able to resell those shares at or above your original purchase price. An active or liquid market in our common stock may not develop or, if it does develop, it may not be sustainable. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control.

Our common stock is considered a "penny stock."

The SEC has adopted regulations which generally define "penny stock' to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Our common stock is deemed a "penny stock." Brokers and dealers effecting transactions in "penny stock" must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect our shareholders' ability to sell shares. Our shareholders may find it difficult to obtain accurate quotations of the stock, and may find few buyers to purchase such stock and few market makers to support its price.

We have never declared or paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant.



Item 2.  Description of Property


We lease our corporate office space, approximately 250 square feet, in Jersey City, New Jersey, under a six-month lease, which was expired and is currently on month-by-month basis. The rent is $480 per month. If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms.



Item 3.  Legal Proceedings

We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.



Item 4.  Submission of Matters to a Vote of Security Holders


None.



                                   PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES


Market Information
------------------

Our common stock is quoted on the OTC Bulletin Board under the symbol "SCGY.OB." There is currently not an active trading market for the shares. Accordingly, we are not including a history of reported trades in the public market through December 31, 2007. The last reported trade for our shares on November 19, 2007 was $0.16 per share.

Record Holders
--------------

As of December 31, 2007, we had approximately 234 holders of record of our common stock.

Dividends
---------

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

Stock Option
------------

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Warrants
--------

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Convertible Securities
----------------------

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Transfer Agent
--------------

Our transfer agent is Interstate Transfer Company, which is located at 6084 South 900 East, Suite 101, Salt Lake City, Utah 84121. Its telephone number is
(801) 281-9746.

Recent Sales of Unregistered Securities
---------------------------------------

On May 23, 2006, the Company entered into a Stock Purchase Agreement with Kelton Capital Group Ltd., the controlling shareholder of the Company, and each of ten
(10) individual investors (collectively the "Investors") in a private placement. Pursuant to the agreement, the Company sold and Investors purchased an aggregate of 4,000,000 shares of the Company's common stock for an aggregate consideration of $400,000. Under the Agreement, Kelton purchased 1,600,000 shares, and each of ten (10) individual investors purchased 240,000 shares of the Company's common stock at a price of $0.1 per share.

The securities described above were offered and sold in reliance upon exemptions from registration provided by Regulation S and/or Section 4(2) promulgated under the Securities Act of 1933, as amended. The agreements executed in connection therewith contain representations and warranties to support the Company's reasonable belief that the investors had access to information concerning the Company's operations and financial conditions, the investors are acquiring the securities for their own account and not with a view to the distribution thereof. At the time of their issuance, the securities described above were deemed to be restricted securities for purposes of the Securities Act and the certificates representing the securities were borne legends to that effect. All investors are not a "U.S. Person" as that term is defined in Regulation S promulgated under the Securities Act of 1933. No directed selling efforts were made in the United States, and no underwriters were involved in this transaction.



Item 6.  Management's Discussion and Analysis or Plan of Operation


This report contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview
--------

The Company had not engaged in material operations or realized revenues for several years. On April 14, 2006, Kelton Capital Group Ltd. acquired a majority of the Company's issued and outstanding common stock. Prior to April 2006, the Company was to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products.

In April 2007, the Company acquired certain heavy drilling equipment, facilities and contract rights associated with crude oil drilling and service business from PT Prima Jasa Energy, an Indonesian crude oil drilling and service firm ("PJE"), for $300,000. At the same time, the Company entered into a long-term drilling services agreement with PJE, pursuant to which PJE will provide crude oil drilling and services to the Company. Under the agreement, PJE agrees to provide drilling, marketing, and equipment maintenance services to the Company by utilizing the equipment and other assets the Company purchased from the PJE.

In October 2007, the Company sold all drilling equipment, facilities and associated contract rights the Company purchased from PJE to Bermon Capital Holdings Limited for $400,000, and intends to enter into mining and natural resources industry in China.

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., which was incorporated under the laws of Territory of the British Virgin Islands on January 21, 2008, entered into an agreement with China Resources Development Group Ltd., a Hong Kong company. Under the agreement, a joint venture company (the "JVC") will be established in Hong Kong, and the Company will invest $39,600,000 Hong Kong dollars (approximately USD$5.14 million) into the JVC to get 72% of the JVC's capital shares, and China Resources Development Group Ltd. will, jointly with its partner, invest $15,400,000 Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC's capital shares. The purpose of this transaction is for the Company to set up a business entity in China to gain access to mineral products, mineral resources and sales channel in China.

Results of Operations
---------------------

For the Year Ended December 31, 2007 Compared to the Year Ended December 31,
2006:

Revenues
--------

In October 2007, the Company discontinued its drilling service operations. Accordingly, the Company generated no revenue from continuing operations for the year ended December 31, 2007. The Company's net income from discontinued operations was $375. For the year ended December 31, 2006, the Company had not conducted any active operations, and therefore, no revenue was generated during this period.

Operating Expenses
------------------

For the year ended December 31, 2007, the Company's general and administrative expenses were $55,485 compared to $35,652 for the same period of the prior year. The largest expense items were salary expense ($32,000, or 57.7%), accounting and other professional fees ($11,625 or 20.9%), and office rent ($5,760, or 10.4 %).

Other Income (Expense)
----------------------

For the year ended December 31, 2007, the Company had other income of $118,238, which was derived from gain on disposal of subsidiary. For fiscal 2006, the Company had other expense of $100, which was interest expense.

Net Income (Loss)
-----------------

For the year ended December 31, 2007, the Company had a net income of $63,128, or $0.01 per share, as compared to a net loss of $35,752, or $0.01 per share, for the prior year.

Liquidity and Capital Resources
-------------------------------

Since inception, the Company has funded its operations primarily by equity capital and short-term loans from its directors and officers. On May 23, 2006, the Company entered into a stock purchase agreement with Kelton Capital Group Ltd., the controlling shareholder of the Company, and nine individual investors in a private placement. Pursuant to the agreement, the Company issued an aggregate of 4,000,000 shares of its common stock for an aggregate consideration of $400,000 in cash.

As of December 31, 2007, the Company had cash and cash equivalents of $455,304. For the year ended December 31, 2007, the Company used $13,900 in operating activities, primarily due to net income of $63,128, increase in depreciation expense of $18,517, and increase in salary payable of $20,000.

For the year ended December 31, 2007, the Company's investing activities provided net cash of $99,839, primarily from the purchase and disposal of an operating subsidiary.

During the year ended December 31, 2007, the Company had no financing activities.

The Company's sources of working capital are limited. Its current proposed business plan calls for significant additional capital. To finance any business operations, it may be necessary for the Company to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements
------------------------------

None.

Critical Accounting Policies
----------------------------

Our financial statements and related public information are based on the application of generally accepted accounting principles in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that may have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 to our financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements. Our critical accounting policies are discussed below.

Impairment of Long-Lived Assets
-------------------------------

Long-lived assets, including our property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets used in operations, impairment losses are only recorded if the asset's carrying amount is not recoverable through its undiscounted, probability-weighted cash flows, including estimated net proceeds if we were to sell a long-lived asset. When applicable, we measure the impairment loss based on the difference between the carrying amount and estimated fair value.

We periodically review our long-lived assets, in light of our history of operating losses, but under the methodology described above, we have not been required to record any impairment losses. Should applicable external factors such as competition, governmental regulations or other market conditions change in such a way as to be materially adverse to our business, impairment losses might be required in the future.



Item 7.  Financial Statements






           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Scientific Energy, Inc.
(A development stage company)


We have audited the accompanying balance sheets of Scientific Energy, Inc. (A development stage company)(the Company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from May 30, 2001 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from May 30, 2001 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.



/s/ Child, Van Wagoner & Bradshaw, PLLC
---------------------------------------
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

April 2, 2008










                                 SCIENTIFIC ENERGY, INC.
                              (A Development Stage Company)
                                     Balance Sheets



                                          ASSETS


                                                                         December 31,
                                                              --------------------------------
                                                                    2007            2006
                                                              ----------------- --------------

Current Assets:
Cash and cash equivalents................................     $        455,304   $     369,365
                                                              ----------------   -------------
     Total Current Assets................................              455,304         369,365

Property, Plant, & Equipment:
Furniture and fixtures...................................                  313             152
Office equipment.........................................                1,222           1,222
                                                              ----------------   -------------
     Total Property, Plant, & Equipment..................                1,535           1,574
     Less: Accumulated depreciation......................                (435)           (156)
                                                              ----------------   -------------
     Net Fixed Assets....................................                1,100           1,218
                                                              ----------------   -------------

Total Assets.............................................     $        456,404  $      370,583
                                                              ================  ==============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable.........................................      $         2,750   $          57
Salary payable...........................................               20,000               -
                                                              ----------------   --------------
     Total Current Liabilities...........................               22,750              57

Stockholders' Equity:
 Preferred stock: par value $0.01, 25,000,000 shares authorized;
  none issued and outstanding............................                    -               -
Common stock: par value $0.01; 100,000,000 shares authorized;
  4,915,855 shares issued and outstanding................               49,159          49,159
Additional paid-in capital...............................            1,234,030       1,234,030
Deficit accumulated during the development stage.........            (849,535)       (912,663)
                                                              ----------------  --------------
     Total stockholders' equity..........................              433,654         370,526
                                                              ----------------  --------------

Total Liabilities and Stockholders' Equity...............     $        456,404  $      370,583
                                                              ================  ==============





                          See accompanying notes to financial statements









                                 SCIENTIFIC ENERGY, INC.
                              (A Development Stage Company)
                                 Statements of Operations
                       For the Years ended December 31, 2007 and 2006
                      and May 30, 2001 (inception) to December 31, 2007





                                                                                           Cumulative
                                                                                        Since May 30, 2001
                                                                                          (Inception) to
                                                             2007             2006       December 31, 2007
                                                      ----------------  --------------  -------------------

Service Revenue..................................      $            -    $           -    $              -
Cost of Goods Sold...............................                   -                -                   -
                                                      ----------------  ---------------  -----------------
Gross Profit.....................................                   -                -                   -

Expenses
Research and development.........................                   -                -              68,090
General and administrative.......................              55,485           35,652             629,811
Write-down of technology and royalties...........                   -                -             250,040
                                                      ----------------  ---------------  -----------------
     Total expenses..............................              55,485           35,652             947,941

Loss from operations.............................            (55,485)         (35,652)           (947,941)

Other income (expense)
Interest expense.................................                   -            (100)            (20,207)
                                                      ---------------   ---------------  -----------------
     Total other income (expense)................                   -            (100)            (20,207)

Net loss before discontinued operations..........            (55,485)         (35,752)           (968,148)

Income (loss) from discontinued operations.......                 375                -                375

Gain on disposal of subsidiary...................             118,238                -            118,238
                                                      ---------------   ---------------  -----------------
Net income (loss)................................      $       63,128    $    (35,752)    $      (849,535)
                                                      ===============   ===============   ================

Basic and diluted income (loss) per share........      $         0.01    $      (0.01)
                                                      ===============   ===============

Weighted average common shares outstanding.......           4,915,855        3,348,732
                                                      ===============   ===============




                            See accompanying notes to financial statements.






                               SCIENTIFIC ENERGY, INC.
                           (A Development Stage Company)
                         STATEMENT OF STOCKHOLDERS' EQUITY
         CUMULATIVE FROM MAY 30, 2001 (INCEPTION) THROUGH DECEMBER 31, 2007



                                                                                               Since
                                                                                            May 30, 2001
                                                                               Additional  (Inception) of
                                                     Common Stock               Paid-In      Development        Total
                                                Shares          Par Value       Capital         Stage           Equity
                                         ------------------  --------------  --------------  --------------  -------------

Balance at May 30, 2001 (Inception)                    -      $         -     $          -    $          -   $          -

May 30, 2001, Issued Common
 Stock for Technology                           20,000,000         200,000          50,040               -         250,040
Net Loss                                                 -               -               -        (168,773)      (168,773)
                                          ----------------   -------------   --------------  --------------  -------------
Balance at December 31, 2001                    20,000,000         200,000          50,040        (168,773)         81,267

Retroactive Adjustment for 1:17.8
 Reverse Stock Split October 24, 2004         (18,876,512)       (188,765)         188,765                -              -

Retroactive Adjustment for 1:10
 Reverse Stock Split January 25, 2007          (1,011,133)        (10,111)          10,111                -              -
                                          ----------------   --------------   -------------   --------------  ------------
Restated Balance at December 31, 2001             112,355            1,124         248,916        (168,773)         81,267
Net Loss                                                -                -               -        (572,409)      (572,409)
                                          ----------------   --------------   -------------   --------------  ------------
Balance at December 31, 2002                      112,355            1,124         248,916        (741,182)      (491,142)
December 5, 2003, Spin off from
 Parent Company                                         -                -         541,776                -        541,776
Net Loss                                                -                -               -          (7,379)        (7,379)
                                          ----------------   --------------  --------------  --------------- -------------
Balance at December 31, 2003                      112,355            1,124         790,692        (748,561)         43,255

November 17, 2004, Issued Common
 Stock for Consulting Services                     12,000              120           1,080                -          1,200
Net Loss                                                -                -               -         (84,098)       (84,098)
                                          ----------------  ---------------  --------------  --------------- -------------
Balance at December 31, 2004                      124,355            1,244         791,772        (832,659)       (39,643)

September 9, 2005, Issued Common
 Stock for Debt                                   491,500            4,915          44,235                -         49,150
September 9, 2005, Issued Common
 Stock for Consulting Services                    300,000            3,000          27,000                -         30,000
Net Loss                                                -                -               -         (44,252)       (44,252)
                                          ----------------  ---------------  --------------  --------------- -------------
Balance at December 31, 2005                      915,855            9,159         863,007        (876,911)        (4,745)

May 23, 2006, Issued Common
 Stock for cash                                 4,000,000           40,000         360,000                -        400,000
May 31, 2006, contributed capital
 By shareholders                                        -                -          11,023                -         11,023
Net Loss                                                -                -               -         (35,752)       (35,752)
                                         ----------------  ----------------  --------------  --------------  -------------
Balance at December 31, 2006                   4,915, 855           49,159       1,234,030        (912,663)        370,526
Net Income                                              -                -               -           63,128         63,128
                                         ----------------  ----------------  --------------  --------------  -------------
Balance at December 31, 2007                    4,915,855  $        49,159   $   1,234,030    $   (849,535)  $     433,654
                                         ================  ================  ==============  ==============  =============





                      See accompanying notes to financial statements









                                  SCIENTIFIC ENERGY, INC.
                               (A Development Stage Company)
                                 Statements of Cash Flows
                       For the Years Ended December 31, 2007 and 2006
                     and May 30, 2001 (inception) to December 31, 2007


                                                                                                  May 30, 2001
                                                                                                 (Inception) to
                                                                  2007             2006         December 31, 2007
                                                            ----------------  ---------------  -------------------
Cash Flows from Operating Activities:
Net income (loss)........................................   $        63,128    $     (35,752)    $     (849,535)
Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation..........................................            18,517               156            18,673
   Gain on disposal of subsidiary........................         (118,238)                 -         (118,238)
   Write-down of technology and royalties................                 -                 -           250,040
   Stock issued for expenses.............................                 -                 -            31,200
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable................             2,693           (1,511)             2,750
  Increase (decrease) in salary payable..................            20,000                 -            20,000
                                                             --------------  ----------------    ---------------
     Net cash used in operating activities...............          (13,900)          (37,107)          (645,110)
                                                             --------------  ----------------    ---------------

Cash Flows from Investing Activities:
Purchase of subsidiary...................................         (300,000)                -           (300,000)
Proceeds from sale of subsidiary.........................           400,000                -            400,000
 Purchase of property, plant and equipment...............             (161)          (1,374)             (1,535)
                                                             --------------  ----------------    ---------------
     Net cash provided by (used in) investing activities.            99,839          (1,374)             98,465
                                                             --------------  ----------------    ---------------

Cash Flows from Financing Activities:
Principal payment on shareholder loans...................                 -                -           (39,915)
Proceeds from shareholder loans..........................                 -          (3,720)            630,841
Issuance of common stock.................................                 -          400,000            400,000
Contributed capital by shareholder.......................                 -           11,023             11,023
                                                             --------------- ----------------    --------------
     Net cash provided by financing activities...........                 -          407,303          1,001,949
                                                             --------------- ----------------    --------------


Increase in cash and cash equivalents....................            85,939          368,822            455,304
                                                             --------------- ----------------    ---------------

Cash and cash equivalents, beginning of period...........           369,365              543                  -

Cash and cash equivalents, end of period.................    $      455,304   $      369,365      $      455,304
                                                             =============== ================    ===============



Supplemental disclosure of cash flow information:

   Interest paid in cash.................................     $            -   $            -     $        6,620
                                                              ============== ================    ================
   Income taxes paid in cash.............................     $            -   $            -     $            -
                                                              ============== ================    ================


Supplemental Disclosure of non-cash investing and financing activities:


   Common stock exchanged for technology.................     $            -   $            -      $     250,040
                                                              ==============  ===============    ================
   Note payable converted to company stock...............     $            -   $            -      $     590,926
                                                              ==============  ===============    ================
   Contributed capital by shareholders for expenses......     $            -   $            -      $      31,200
                                                              ==============  ===============    ================




                    See accompanying notes to financial statements









                              SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2007



Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The business plan of the Company is to acquire energy - related technologies, equipment and crude oil or natural gas fields. As of December 31, 2007, the Company was in the development stage.

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

        Computer equipment          5 years
        Furniture and fixtures      7 years

Depreciation expense for the years ended December 31, 2007 and 2006 was $18,517 and $156, respectively.

Income (loss) per Share
-----------------------

Income (loss) per common share is computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted common stock. Diluted loss per common share reflects the additional dilution for all potentially dilutive securities such as unvested restricted common stock and convertible preferred stock. We have corrected the weighted shares outstanding as of December 31, 2006, as it was previously improperly reported as 1,527,480 in our 10-KSB filed with the Securities and Exchange Commission on April 19, 2007.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under GAAP. SFAS 157 is effective for us on a prospective basis for the reporting period beginning January 1, 2008. We are evaluating the impact of SFAS 157 on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure certain financial instruments at fair value.
SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or SFAS 160. SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our financial statements.

Note 3 - Principal Stockholder

As of December 31, 2007, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 2,390,500 shares, or 48.6%, of our common stock. Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4- Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of December 31, 2007, there were 4,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

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

Note 6 - Transactions with Related Parties

On April 14, 2006, there was a change in control of the Company effected pursuant to a Share Purchase Agreement by and among Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the "Sellers"), and Kelton Capital Group Limited (the "Buyer"). Each of the Sellers was a director of the Company. Under the Share Purchase Agreement, the Buyer acquired from the Sellers an aggregate of 790,500 shares of the Company's issued and outstanding common stock, representing approximately 86.3% of the Company's outstanding shares at that time, for the aggregate cash purchase price of $539,929.

On May 23, 2006, the Company entered into a stock purchase agreement with Kelton Capital Group Ltd., a company controlled by Stanley Chan, our president and CEO. Under the agreement, Kelton purchased 1,600,000 shares of the Company's common stock at a price of $0.10 per share.

Note 7 - Acquisition and Sale of Assets

On April 21, 2007, the Company entered into an Asset Purchase Agreement with PT Prima Jasa Energy, an Indonesian crude oil drilling and service corporation ("PJE"), for the acquisition of certain of PJE's assets, including certain heavy drilling equipment, facilities and contract rights associated with its crude oil drilling and service business. The purchase price for the assets was $300,000. The transactions were closed April 30, 2007.

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

Note 8 - Subsequent Event

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., which was incorporated under the laws of Territory of the British Virgin Islands on January 21, 2008, entered into an agreement with China Resources Development Group Ltd., a Hong Kong company. Under the agreement, a joint venture company (the "JVC") will be established in Hong Kong, and the Company will invest $39,600,000 Hong Kong dollars (approximately USD$5.14 million) into the JVC to get 72% of the JVC's capital shares, and China Resources Development Group Ltd. will, jointly with its partner, invest $15,400,000 Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC's capital shares. The purpose of this transaction is for the Company to set up a business entity in China to gain access to mineral products, mineral resources and sales channel in China.

On January 25, 2008, the Company entered into a Subscription Agreement with eighteen investors, pursuant to which the Company agreed to issue, in a private placement, an aggregate of 90,000,000 shares of the Company's restricted common stock to non-U.S. investors, at a purchase price of $0.06 per share, for an aggregate of purchase price of $5.4 million. The proceeds received will be used to acquire mineral products in China and for the Company's general operating expenses.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


On June 8, 2006, in connection with a change in control, the Company dismissed Robison, Hill & Co. and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2006, and the interim periods for 2006. The decision to change principal accountants was approved by the Company's Board of Directors.

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

There were no disagreements between the Company and Robison, Hill & Co., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Robison, Hill & Co., would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Robison, Hill & Co. has not advised the Company that:

   (i) internal controls necessary to develop reliable financial statements did not exist; or

   (ii) information has come to the attention of Robison, Hill & Co. which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

   (iii) the scope of the audit should be expanded significantly, or information has come to the attention of Robison, Hill & Co. that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued covering the fiscal year ended December 31, 2005.

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



Item 8A(T).  CONTROLS AND PROCEDURES


(a) Disclosure Controls and Procedures
--------------------------------------

The principal executive officer and principal financial officer of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Company, and effected by the Company's management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   * pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

   * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company's management; and

   * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Company's management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in Internal Control Over Financial Reporting
--------------------------------------------------------

There have been no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



Item 8B.  Other Information


None.



                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers
----------------------

The following table sets forth the name, age, position and term of directorship, as applicable, of the Company's director and executive officer as of the date hereof.

     Name      Age                         Position
------------  -----  ----------------------------------------------------------
Stanley Chan   53    President, Chief Executive Officer, Chief Financial
                     Officer and Director

Stanley Chan has been a Director, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Company since May 8, 2006. Additionally, since 2000, Mr. Chan has been the President and Chairman of the Board of Directors of Tianlong Trading Co., Ltd, an import and export company. He is also the President and Chairman of Kelton Investments Group, Ltd. a private investment company. Mr. Chan has more than ten years of experience in import-export business and financial investment.

Mr. Chan has never held any position in a reporting company.

Directors are elected annually and hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers are appointed by, and serve at the discretion of the Company's Board of Directors.

Significant Employees
---------------------

There are no significant employees other than our executive officers.

Family Relationships
--------------------

Not applicable.

Involvement in Certain Legal Proceedings
----------------------------------------

During the past five years no director or executive officer of the company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Audit, Nominating and Compensation Committees
---------------------------------------------

Our Board of Directors does not have standing audit, nominating or compensation committees, and our Board of Directors performs the functions that would otherwise be delegated to such committees. Currently, our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances. However, we anticipate that our Board of Directors will seek qualified independent directors to serve on the Board and ultimately form standing audit, nominating and compensation committees.

Director Independence
---------------------

We are presently not required to comply with the director independence requirements of any securities exchange, which requires that a majority of a company's directors be independent. The board of directors of the Company intends to appoint additional members, each of whom will satisfy such independence requirements.

Review, approval and ratification of related party transactions
---------------------------------------------------------------

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with its executive officers, directors and significant stockholders. Yet, all such transactions were approved and ratified by our sole director. We intend to establish such policies and procedures so that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Indebtedness of Executive Officers and Directors
------------------------------------------------

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

Code of Ethics
--------------

We have formally adopted a written Code of Business Conduct and Ethics which applies to directors, officers, senior management, and certain other employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% shareholders were satisfied during the fiscal year ended December 31, 2007.



Item 10.  Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table
--------------------------



                                           Summary Compensation Table
-----------------------------------------------------------------------------------------------------
                                                         Non-       Nonquali-
                                                         Equity       fied
                                                        Incentive   Deferred        All
Name and                              Stock    Option     Plan    Compensation     Other
Principal            Salary   Bonus   Awards   Awards  Compensation  Earnings   Compensation   Total
Position      Year    ($)      ($)     ($)       ($)      ($)          ($)         ($)          ($)
-----------------------------------------------------------------------------------------------------
Stanley Chan  2007     -        -       -         -        -           -             -           -
CEO and       2006     -        -       -         -        -           -             -           -
President
------------------------------------------------------------------------------------------------------



At the end of the last completed fiscal year, there were no "most highly compensated executive officers" as that term is defined in Item 402(a)(2) of Regulation S-B, and there were no additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as our executive officer.

Outstanding Equity Awards at Fiscal Year-End Table
--------------------------------------------------

The Company does not have any equity incentive plans. No option or stock awards have been granted to any of our executive officers or directors since our inception. Pursuant to Item 402(a)(4) of Regulation S-B, the Outstanding Equity Awards at Fiscal Year-End Table is omitted because there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements
-------------------------------------------------------------------------------

The Company has not entered employment agreements with its executive officers. There are no compensatory plans or arrangements, including payments to be received from us, with respect to a named executive officer, if such plan or arrangement would result from the resignation, retirement or any other termination of such executive officer's employment with us or form a change-in-control of us or a change in the named executive officer's responsibilities following a change-in-control.




Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


The following table sets forth certain information regarding the common stock beneficially owned as of March 25, 2008 by (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of the common stock; (ii) each of our directors and director nominees; (iii) each of our current Named Executive Officers; and (iv) all current executive officers and directors as a group. There were 4,915,855 shares of our common stock outstanding as of March 25, 2008. We have no other classes of voting securities outstanding.


                   Name and Address         Amount and Nature       Percentage of
Title of Class  of Beneficial Owner      of Beneficial Ownership   Common Stock (1)
-------------- ------------------------ ------------------------- ------------------
Common Stock    Stanley Chan (2)           2,390,500 shares (3)          48.6%
                27 Weldon Street
                Jersey City, NJ 07306

Common Stock    All officers and            2,390,500 shares              48.6%
                Directors as a group
------------------------------------------------------------------------------------

Notes:

(1) Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Commission under the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Except as indicated, we believe each holder possesses sole voting and investment power with respect to all of the shares of voting stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants held by that holder that are currently exercisable or are exercisable within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

(2) Mr. Chan is our president, chief executive officer, chief financial officer and a director.

(3)  Represents 2,390,500 shares held by Kelton Capital Group Limited.



Item 12. Certain Relationships and Related Transactions


There is no material relationships between us and our current directors and executive officers other than the transactions and relationships described below:

Transactions with Related Persons
---------------------------------

On April 13, 2006, Kelton Capital Group Limited, a company controlled by Stanley Chan, the President and CEO of the Company, acquired an aggregate of 790,500 shares, or approximately 86.3%, of the Company's issued and outstanding common stock, from former directors and officers of the Company, for the aggregate cash purchase price of $539,929.

On May 23, 2006, the Company entered into a Stock Purchase Agreement with Kelton Capital Group Ltd., controlled by Stanley Chan, the President and CEO of the Company. Pursuant to the agreement, the Company issued 1,600,000 shares of its common stock to Kelton for $160,000 in cash.

Parents
-------

None

Promoters and Control Persons
-----------------------------

Please refer to the transactions disclosed above "Transactions with Related Persons."



Item 13. Exhibit List and Reports on Form 8-K.


No. Exhibit


   2.1 Share Purchase Agreement dated April 13, 2006, by and among by Todd Crosland, Jana Meyer, Mark Clawson, Dale Gledhill and Kelton Capital Group Limited.

   3.1    Amended Articles of Incorporation dated January 25, 2007

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

   14.1   Code of Business Conduct and Ethics (incorporated by reference to
          Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

   31.1*  Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

   32.1*  Section 1350 Certifications of CEO and CFO


* Filed herewith.



Item 14.  Principal Accountants Fees and Services

Audit Fees: The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31, 2007 and 2006 and reviews of the Company's interim financial statements included in the Company's Forms 10-KSB for fiscal 2007 and 2006 were $21,000 and $6,600, respectively.

Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees:  None.

All Other Fees:  None.

Board Approval of Services: It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company. The Board approved of 100% of the services provided by the independent accountant in 2007 and 2006.




                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 15, 2008


By: /s/ Stanley Chan
--------------------------------------
Stanley Chan
President, Chief Executive Officer,
Chief Financial Officer and Director