Form 10QSB
period 2008-03-31
SCIENTIFIC ENERGY INC
filed 2008-05-20
CIK 1276531

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2008

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to __________________

      Commission file number:                    000-50559
                              _________________________________________________

                              SCIENTIFIC ENERGY, INC.
-------------------------------------------------------------------------------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act.)   [  ] Yes    [X] No.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,915,855 shares of common stock, par value $0.01, as of May 20, 2008.

Transitional Small Business Disclosure Format (check one):   Yes  [ ]   No [X]





                              SCIENTIFIC ENERGY, INC.

                                Table of Contents




Part I. Financial Information

Item1.  Financial Statements

  Consolidated Balance Sheets as of March 31, 2007 (unaudited)..........       3
  Consolidated Statements of Operations (unaudited) for the
   Three Months Ended March 31, 2008 and 2007...........................       4
  Consolidated Statements of Cash Flows (unaudited) for the
   Three Months Ended March 31, 2008 and 2007...........................       5
  Notes to Consolidated Financial Statements............................       6

Item 2.  Management's Discussion and Analysis or Plan of Operation......      10

Item 3A(T). Controls and Procedures.....................................      13


Part II.   Other Information

Item 1.  Legal Proceedings..............................................      13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....      13
Item 3.  Defaults Upon Senior Securities................................      13
Item 4.  Submission of Matters to a Vote of Security Holders............      14
Item 5.  Other Information..............................................      14
Item 6.  Exhibits.......................................................      14

Signatures..............................................................      14







PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements




                                  SCIENTIFIC ENERGY, INC.
                               (A Development Stage Company)
                                Consolidated Balance Sheets



                                                      March 31,       December 31,
                                                        2008             2007
                                                   --------------   --------------
                                                    (Unaudited)

                                  ASSETS
Current Assets:
Cash and cash equivalents......................     $      421,325    $    455,304
                                                    --------------    ------------
     Total Current Assets......................            421,325         455,304

Property, Plant, & Equipment:
Furniture and fixtures.........................                313             313
Office equipment...............................              1,222           1,222
                                                    --------------    ------------
     Total Property, Plant, & Equipment........              1,535           1,535
     Less: accumulated depreciation............              (507)           (435)
                                                    --------------    ------------
     Net Fixed Assets..........................              1,028           1,100

Total Assets...................................     $      422,353    $    456,404
                                                    ==============    ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
Accounts payable...............................     $        2,700    $      2,750
Salary payable.................................             12,000          20,000
                                                    --------------    ------------
     Total Current Liabilities.................             14,700          22,750

Stockholders' Equity:
 Preferred stock: par value $0.01; 25,000,000 shares
  authorized; none issued and outstanding at
  March 31, 2008 and December 31, 2007.........                  -               -
Common stock: par value $0.01; 100,000,000 shares
  authorized; 4,915,855 shares issued and outstanding
  at March 31, 2008 and December 31, 2007......             49,159          49,159
Additional paid-in capital.....................          1,234,030       1,234,030
Deficit accumulated during the development stage         (875,536)       (849,535)
                                                    --------------    ------------
     Total stockholders' equity................            407,653         433,654

Total Liabilities and Stockholders' Equity.....     $      422,353    $    456,404
                                                    ==============    ============




              See accompanying notes to unaudited financial statements








                                      SCIENTIFIC ENERGY, INC.
                                   (A Development Stage Company)
                          Consolidated Statements of Operations (unaudited)
                          For the Three Months Ended March 31, 2008 and 2007
                            and May 30, 2001 (inception) to March 31, 2008





                                                                                           Cumulative
                                                        Three Months Ended March 31,   Since May 30, 2001
                                                      --------------------------------    (Inception) to
                                                            2008            2007          March 31, 2008
                                                      ---------------- ---------------  -----------------

Service Revenue..................................     $            -    $           -    $             -
Cost of Revenue..................................                  -                -                  -
                                                      ---------------  ---------------  -----------------
Gross Profit.....................................                  -                -                  -

Expenses
Research and development.........................                  -                -             68,090
General and administrative.......................             26,001            5,559            655,812
Write-down of technology and royalties...........                  -                -            250,040
                                                      ---------------  ---------------  -----------------
     Total expenses..............................             26,001            5,559            973,942

Loss from operations.............................           (26,001)          (5,559)          (973,942)

Other income (expense)
Interest expense.................................                  -                -           (20,207)
                                                      ---------------  ---------------  ----------------
     Total other income (expense)................                  -                -           (20,207)

Net loss before discontinued operations..........           (26,001)          (5,559)          (994,149)

Income (loss) from discontinued operations.......                  -                -                375

Gain on disposal of subsidiary...................                  -                -            118,238
                                                     ---------------   ---------------  ----------------
Net income (loss)................................     $     (26,001)    $     (5,559)    $     (875,536)
                                                     ===============   ===============  ================

Basic and diluted income (loss) per share........     $       (0.00)    $      (0.00)
                                                     ===============   ===============

Weighted average common shares outstanding.......          4,915,855        4,915,855
                                                     ===============   ===============




                      See accompanying notes to unaudited financial statements










                                         SCIENTIFIC ENERGY, INC.
                                     (A Development Stage Company)
                            Consolidated Statements of Cash Flows (unaudited)
                            For the Three Months Ended March 31, 2008 and 2007
                              and May 30, 2001 (inception) to March 31, 2008


                                                             Three Months Ended March 31,   May 30, 2001
                                                          -------------------------------- (Inception) to
                                                                 2008           2007       March 31, 2007
                                                          ------------------ ------------- ---------------
Cash Flows from Operating Activities:
Net income (loss)......................................    $      (26,001)  $    (5,559)   $    (875,536)
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation.........................................                 72            66           18,745
  Gain on disposal of subsidiary.......................                  -             -        (118,238)
  Write-down of technology and royalties...............                  -             -          250,040
  Stock issued for expenses............................                  -             -           31,200
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable..............               (50)           220            2,700
  Increase (decrease) in salary payable................            (8,000)             -           12,000
                                                           ---------------  ------------- ---------------
     Net cash used in operating activities.............           (33,979)       (5,273)        (679,089)
                                                           ---------------  ------------- ---------------
Cash Flows from Investing Activities:
Purchase of subsidiary.................................                  -             -        (300,000)
Proceeds from sale of subsidiary.......................                  -             -          400,000
Purchase of property, plant and equipment..............                  -             -          (1,535)
                                                           ---------------  ------------- ---------------
     Net cash provided by investing activities.........                  -             -           98,465
                                                           ---------------  ------------- ---------------
Cash Flows from Financing Activities:
Principal payment on shareholder loans.................                  -             -         (39,915)
Proceeds from shareholder loans........................                  -             -          630,841
Issuance of common stock...............................                  -             -          400,000
Contributed capital by shareholder.....................                  -             -           11,023
                                                           ---------------  ------------- ---------------
     Net cash provided by financing activities.........                  -             -        1,001,949
                                                           ---------------  ------------- ---------------

Increase (decrease) in cash and cash equivalents.......           (33,979)       (5,273)          421,325
                                                           ---------------  ------------- ---------------

Cash and cash equivalents, beginning of period.........           455,304        369,365                -

Cash and cash equivalents, end of period...............     $     421,325    $   364,092   $      421,325
                                                           ==============   =============  ==============

Supplemental disclosure of cash flow information:

   Interest paid in cash...............................     $           -    $         -    $       6,620
                                                           ==============   =============  ==============
   Income taxes paid in cash...........................     $           -    $         -    $           -
                                                           ==============   =============  ==============

Supplemental Disclosure of non-cash investing and financing activities:

   Common stock exchanged for technology...............     $             -    $         -   $    250,040
                                                           ================   =============  ============
   Note payable converted to company stock.............     $             -    $         -   $    590,926
                                                           ================   =============  ============
   Contributed capital by shareholders for expenses....     $             -    $         -   $     31,200
                                                           ================   =============  ============



                          See accompanying notes to consolidated financial statements






                                 SCIENTIFIC ENERGY, INC.
                             (A Development Stage Company)
                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                    March 31, 2008


Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The business plan of the Company was to acquire energy - related technologies, equipment and crude oil or natural gas fields. Currently the Company intends to enter into mining and natural resources industry in China. As of March 31, 2008, the Company was in the development stage.

The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2008. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Scientific Energy, Inc. included in the Company's Annual
Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks.

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

     Office equipment           5 years
     Furniture and fixtures     7 years

Depreciation expense for the three months ended March 31, 2008 and 2007 was $72 and $66, respectively.

Income (loss) per Share

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

Recent Accounting Pronouncements

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

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

Note 3.  Principal Stockholder

As of March 31, 2008, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 2,390,500 shares, or 48.6%, of our common stock. Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4.   Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of March 31, 2008, there were 4,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

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

Note 5.   Additional Paid-In Capital

In connection with the change in control of the Company, on May 31, 2006, the selling shareholders paid off all liabilities (Accounts Payable, Note Payable-Shareholder) of the Company by using their personal funds in an aggregate amount of $11,023, which was recorded as additional paid-in capital.

Note 6.  Transactions with Related Parties

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

Note 7.  Acquisition and Sale of Assets

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

Note 8. Establishment of a Subsidiary

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

As of March 31, 2008, PDI Global Ltd. has not issued stock to or received monies from investors nor have we obtained any assets or incurred any liabilities.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This report contains certain forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "expect," "future," "intend," "plan," and similar expressions to identify forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements.

Overview

The Company has not engaged in material operations or realized revenues since inception outside of discontinued operations as disclosed in the Company's 10-KSB for the year ended DEcember 31, 2007. On April 14, 2006, Kelton Capital Group Ltd. acquired a majority of the Company's issued and outstanding common stock. Prior to April 2006, the business plan of the Company was to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products.

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

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., which was incorporated under the laws of Territory of the British Virgin Islands on January 21, 2008, 2008, entered into an agreement with China Resources Development Group Ltd., a Hong Kong company. Under the agreement, a joint venture company (the "JVC") will be established in Hong Kong, and the Company will invest $39,600,000 Hong Kong dollars (approximately USD$5.14 million) into the JVC to get 72% of the JVC's capital shares, and China Resources Development Group Ltd. will, jointly with its partner, invest $15,400,000 Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC's capital shares. The purpose of this transaction is for the Company to set up a business entity in China to gain access to mineral products, mineral resources and sales channel in China. As of March 31, 2008, PDI Global Ltd. has not issued stock to or received monies from investors nor have we obtained any assets or incurred any liabilities.

Results of Operations

For the Three Months Ended March 31, 2008 and 2007

Revenues

In October 2007, the drilling service operations of the Company were discontinued. For the three months ended March 31, 2008, the Company did not generate any revenue, as well as for the same period of the previous year.

Operating Expenses

For the three months ended March 31, 2008, the Company's operating expenses were $26,001, as compared to $5,559 for the same period of the prior year. The largest expense items in the first quarter of 2008 were professional fees ($12,200, or 46.9%), salary expenses ($12,000, or 46.1%), and office rent
($1,440, or 5.5 %).

Net Loss

For the three months ended March 31, 2008, the Company had a net loss of $26,001, or $0.00 per share, as compared to a net loss of $5,559, or $0.00 per share, for the prior year.

Liquidity and Capital Resources

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

As of March 31, 2008, the Company had cash and cash equivalents of $421,325. For the three months ended March 31, 2008, the Company used net cash of $33,979 in its operating activities, primarily due to net loss of $26,001, an increase in depreciation expense of $72, and a decrease in salary payable of $8,000. During the three months ended March 31, 2008, the Company did not have any investing and financing activities.

The Company intends to enter into mining and natural resources industry in China. For that purpose, on January 25, 2008, the Company entered into a subscription agreement with eighteen investors, pursuant to which the Company agreed to issue, in a private placement, an aggregate of 90,000,000 shares of the Company's restricted common stock to non-U.S. investors, at a purchase price of $0.06 per share, for an aggregate of purchase price of $5.4 million as described in Note 8 to the unaudited consolidated financial statements. The proceeds received will be used to acquire mineral products in China and for the Company's general operating expenses.

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

Critical Accounting Policies

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



Item 3 A(T).  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                      PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:


Exhibit No.           Title of Document
----------   ------------------------------------------
  31          Rule 13a-14(a)/15d -14(a) Certification
  32          Section 1350 Certification





                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SCIENTIFIC ENERGY, INC.


Date:  May 20, 2008


By: /s/ Stanley Chan
-----------------------------------------
Stanley Chan
President and Chief Executive Officer