Form 10-Q
period 2008-06-30
SCIENTIFIC ENERGY INC
filed 2008-08-19
CIK 1276531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2008

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

       Commission file number:                        000-50559
                              __________________________________________________

                            SCIENTIFIC ENERGY, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                Utah                                  87-0680657
--------------------------------------------------------------------------------
    State or other jurisdiction           (I.R.S. Employer Identification No.)
       of incorporation or organization)

                   27 Weldon Street, Jersey City, New Jersey 07306
--------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                   (201) 985-8100
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                         N/A
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "larger accelerated filer", and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer   [  ]         Accelerated filer     [ ]

     Non Accelerated filer [ ]  (Do not check if a smaller reporting company)

     Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the exchange Act.)          Yes  [ ]        No [X]


                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of August 19, 2008.






                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)



                               Table of Contents



Part I. Financial Information

Item1.  Financial Statements

   Consolidated Balance Sheets as of June 30, 2007 (unaudited) and
       December 31, 2007...................................................    4

   Consolidated Statements of Operations (unaudited) for the
       Three and Six Months Ended June 30, 2008 and 2007 with
       Cumulative Totals since Inception...................................    5

   Consolidated Statements of Cash Flows (unaudited) for the Six Months
       Ended June 30, 2008 and 2007 with Cumulative Totals since Inception.    6

   Notes to Consolidated Financial Statements..............................    7

Item 2.  Management's Discussion and Analysis or Plan of Operation.........   11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   15

Item 4T. Controls and Procedures...........................................   15


Part II.   Other Information

Item 1.   Legal Proceedings................................................   15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......   15

Item 3.   Defaults Upon Senior Securities..................................   15

Item 4.   Submission of Matters to a Vote of Security Holders..............   16

Item 5.   Other Information................................................   16

Item 6.   Exhibits.........................................................   16

Signatures.................................................................   16






                          PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements



                                   SCIENTIFIC ENERGY, INC.
                               (A Development Stage Company)
                                Consolidated Balance Sheets


                                                               June 30,         December 31,
                                                                 2008               2007
                                                           ----------------  ----------------
                                                              (unaudited)

                                      ASSETS
Current Assets:
Cash and cash equivalents.............................      $     6,417,160    $      455,304
                                                           -----------------   --------------
     Total Current Assets.............................            6,417,160           455,304

Property, Plant, & Equipment:
Furniture and fixtures................................                  313               313
Office equipment......................................                2,394             1,222
                                                           -----------------   --------------
     Total Property, Plant, & Equipment...............                2,707             1,535
     Less: accumulated depreciation...................                (618)             (435)
                                                           -----------------   --------------
     Net property, plant & equipment..................                2,089             1,100

Total Assets..........................................       $    6,419,249     $     456,404
                                                           =================   ==============



                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable......................................       $            -     $      2,750
Salary payable........................................                    -           20,000
                                                            ----------------   -------------
     Total Current Liabilities........................                    -           22,750

Minority interest in subsidiary.......................              645,190                -

Stockholders' Equity:
 Preferred stock: par value $0.01; 25,000,000 shares authorized;
  none issued and outstanding at June 30, 2008 and
  December 31, 2007...................................                    -                -
Common stock: par value $0.01; 100,000,000 shares authorized;
  94,915,855 shares and 4,915,855 shares issued and outstanding
  at June 30, 2008 and December 31, 2007, respectively              949,158           49,159
Additional paid-in capital............................            5,734,031        1,234,030
Deficit accumulated during the development stage......            (909,130)        (849,535)
                                                            ----------------   --------------
     Total stockholders' equity.......................            5,774,059          433,654

Total Liabilities and Stockholders' Equity............      $     6,419,249     $    456,404
                                                            ================   ==============




         See accompanying notes to unaudited consolidated financial statements








                                       SCIENTIFIC ENERGY, INC.
                                     (A Development Stage Company)
                            Consolidated Statements of Operations (Unaudited)



                                                                                               Period From
                                                Three Months Ended      Six Months Ended       May 30 2001
                                                       June 30,                June 30,      (Inception) to
                                                   2008         2007        2008      2007     June 30, 2008
                                               ------------  ----------  ---------  ---------  -------------

Service Revenue..............................   $         -   $       -  $       -   $      -   $         -
Cost of Goods Sold...........................             -           -          -          -             -
                                               ------------  ----------- ---------  ----------  ------------
     Gross Profit............................             -           -          -          -             -

Expenses:
Research and development.....................             -           -          -          -        68,090
Write-down of technology and royalties.......             -           -          -          -       250,040
General and administrative...................        33,452      15,986     59,453     21,544       689,264
                                               ------------  -----------  ---------  ---------  -----------
     Total expenses..........................        33,452      15,986     59,453     21,544     1,007,394

Loss from operations.........................      (33,452)    (15,986)   (59,453)   (21,544)   (1,007,394)
                                               ------------  ----------- ----------  ---------  -----------
Other income (expense):
Interest expense.............................             -           -          -          -      (20,207)
                                               ------------  ----------- ----------  ---------  -----------
     Total other expense.....................             -           -          -          -      (20,207)

Net loss before discontinued operations......             -           -          -          -   (1,027,601)
                                               ------------ ------------ ----------  ---------- -----------

Income (loss) from discontinued operations...             -         273          -        273           375

Gain on disposal of subsidiary...............             -           -          -          -       118,238

Net loss before taxes and minority interest..      (33,452)    (15,713)   (59,453)   (21,271)     (908,988)

Income tax expense...........................             -           -          -          -             -
                                                ------------ ----------- ----------  ---------  -----------

Net income before minority interest..........      (33,452)    (15,713)   (59,453)   (21,271)     (908,988)

Minority interest in subsidiary income (loss)         (142)           -      (142)          -         (142)

Net loss.....................................   $  (33,594)	$  (15,713)  $(59,595)   $(21,271)   $(909,130)
                                                =========== ===========  =========  ==========  ===========

Basic and diluted loss per share.............   $    (0.00) $    (0.00)  $  (0.00)   $  (0.00)
                                                =========== ===========  =========  ==========
Weighted average common shares outstanding...   50,410,360    4,915,855 27,663,108   4,915,855
                                                =========== ===========  =========  ==========



               See accompanying notes to unaudited financial statements








                                    SCIENTIFIC ENERGY, INC.
                                 (A Development Stage Company)
                      Consolidated Statements of Cash Flows (unaudited)



                                                                                           Period From
                                                                                           May 30, 2001
                                                            Six Months Ended June 30,     (Inception) to
                                                               2008            2007        June 30, 2008
                                                          ---------------  -------------  ---------------
Cash Flows from Operating Activities:
Net loss............................................      $       (59,595) $    (21,271)   $   (909,130)
Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation expense.............................                   183         7,429          18,856
   Gain on disposal of subsidiary...................                     -             -       (118,238)
   Write-down of technology and royalties...........                     -             -         250,040
   Stock issued for expenses........................                     -             -          31,200
   Minority interest loss...........................                   142             -             142
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable...........                (2750)          (57)               -
  Decrease in income tax payable....................                     -             -               -
  Increase (decrease) in salary payable.............              (20,000)         8,000               -
                                                           ----------------  ------------  --------------
       Net cash used in operating activities........              (82,020)       (5,899)       (727,130)

Cash Flows from Investing Activities:
Purchase of subsidiary..............................                     -             -       (300,000)
Proceeds from sale of subsidiary....................                     -             -         400,000
Purchase of property, plant and equipment...........               (1,172)     (300,161)         (2,707)
                                                           ----------------  ------------  -------------
       Net cash used in investing activities........               (1,172)     (300,161)          97,293

Cash Flows from Financing Activities:
Minority interest investment........................               645,048             -         645,048
Principal payments on shareholder loans.............                     -             -        (39,915)
Proceeds from shareholder loans.....................                     -             -         630,841
Issuance of common stock............................             5,400,000             -       5,800,000
Contributed capital.................................                     -             -          11,023
                                                           ----------------  ------------  -------------
       Net cash provided by financing activities....             6,045,048             -       7,046,997

Increase (decrease) in cash and cash equivalents....             5,961,856      (306,060)      6,417,160

Cash and cash equivalents, beginning of period......               455,304        369,365              -
                                                            ---------------  -------------  ------------

Cash and cash equivalents, end of period............         $   6,417,160    $    63,305   $  6,417,160
                                                            ===============  =============  ============


Supplemental disclosure of cash flow information:

Interest paid in cash...............................          $          -    $         -   $      6,620
                                                            ===============  =============  ============
Income taxes paid in cash...........................          $          -    $         -   $          -
                                                            ===============  =============  ============


Supplemental Disclosure of non-cash investing and financing activities:

Common stock exchanged for technology...............          $          -    $          -   $   250,040
                                                             ==============  ==============  ===========
Note payable converted to common stock..............          $          -    $          -   $   590,926
                                                             ==============  ==============  ===========
Contributed capital by shareholders for expenses....          $          -    $          -   $    31,200
                                                             ==============  ==============  ===========



                     See accompanying notes to unaudited financial statements









                               SCIENTIFIC ENERGY, INC.
                            (A Development Stage Company)
                 Notes to Unaudited Consolidated Financial Statements
                                   June 30, 2008



Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The business plan of the Company is to acquire energy - related technologies, equipment and crude oil or natural gas fields. Currently the Company intends to enter into mining and natural resources industry in China. As of June 30, 2008, the Company was in the development stage.

The consolidated financial statements include the accounts of the Company, and its subsidiaries, PDI Global Limited and Kabond Investments Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiary, PDI Global Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 8-03 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2008. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Scientific Energy, Inc. included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

     Office equipment                5 years
     Furniture and fixtures          7 years

Depreciation expense for the six months ended June 30, 2008 and 2007 was $183 and $7,429, respectively.

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

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, "Accounting for Financial Guarantee Insurance - an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises". This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company's financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement will require no changes in the Company's financial reporting practices.

Note 3 - Principal Stockholder

As of June 30, 2008, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 31,190,500 shares, or 32.9%, of the Company's common stock. Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4 - Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of June 30, 2008, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

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

On May 15, 2008, the Company issued 90,000,000 shares to 18 investors in a private placement in exchange for an aggregate consideration of $5,400,000 in cash.

Note 5 - Additional Paid-In Capital

In connection with the change in control of the Company, on May 31, 2006, the selling shareholders paid off all liabilities (Accounts Payable, Note Payable-Shareholder) of the Company by using their personal funds in an aggregate amount of $11,023, which was recorded as additional paid-in capital.

Note 6 - Transactions with Related Parties

On April 14, 2006, there was a change in control of the Company effected pursuant to a share purchase agreement by and among Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the "Sellers"), and Kelton Capital Group Limited (the "Buyer"). Each of the Sellers was a director of the Company. Under the agreement, the Buyer acquired from the Sellers an aggregate of 790,500 shares of the Company's issued and outstanding common stock, representing approximately 86.3% of the Company's outstanding shares at that time, for the aggregate cash purchase price of $539,929.

On May 23, 2006, the Company entered into a stock purchase agreement with Kelton Capital Group Ltd., a company controlled by Stanley Chan, our president and CEO. Under the agreement, Kelton purchased 1,600,000 shares of the Company's common stock at a price of $0.10 per share.

On May 15, 2008, the Company issued 28,800,000 shares of its common stock as part of the 90,000,000 issued in the private placement to Kelton Capital Group Ltd., a company controlled by Stanley Chan, our president and CEO, in exchange for $1,728,000 in cash.

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

Note 8 - Establishment of a Subsidiary

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., which was incorporated under the laws of Territory of the British Virgin Islands on January 21, 2008, entered into a joint venture agreement with China Resources Development Group Ltd., a Hong Kong company. Under the agreement a joint venture company, Kabond Investments Limited (the "JVC"), has been established in Hong Kong, and the Company invested $39,600,000 Hong Kong dollars (approximately USD$5.09 million) into the JVC for 72% of the JVC's capital shares, and China Resources Development Group Ltd., jointly with its partner, invested $15,400,000 Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC's capital shares. As of June 30, 2008, China Resources Development has contributed $645,245 in cash and the remaining $1,334,190. has been recorded in the JVC as a stock subscription receivable. The purpose of this transaction is for the Company to set up a business entity in China to gain access to mineral products, mineral resources and sales channel in China.

On January 25, 2008, the Company entered into a subscription agreement with 18 non-US investors, pursuant to which the Company agreed to issue, in a private placement, an aggregate of 90,000,000 shares of its restricted common stock to those investors, at a purchase price of $0.06 per share, for an aggregate of purchase price of $5.4 million. The transaction was completed by May 15, 2008. Pursuant to the JVC agreement, the Company transferred $5,089,736, of the proceeds received from the private placement to the JVC, which is used to set up a business entity in China to gain access to mineral products, mineral resources and sales channel in China.




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

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., which was incorporated under the laws of Territory of the British Virgin Islands on January 21, 2008, entered into an agreement with China Resources Development Group Ltd., a Hong Kong company. Under the agreement, a joint venture company, Kabond Investments Limited (the "JVC"), has been established in Hong Kong, and the Company invested $39,600,000 Hong Kong dollars (approximately USD$5.09 million) into the JVC to get 72% of the JVC's capital shares, and China Resources Development Group Ltd., jointly with partner, invested $15,400,000 Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC's capital shares. The purpose of this transaction is for the Company to set up a business entity in China to gain access to mineral products, mineral resources and sales channel in China.

For that purpose, on January 25, 2008, the Company entered into a subscription agreement with 18 non-US investors, pursuant to which the Company agreed to issue, in a private placement, an aggregate of 90,000,000 shares of its restricted common stock to those investors, at a purchase price of $0.06 per share, for an aggregate of purchase price of $5.4 million. The transaction was completed and the shares were issued on May 15, 2008.

In order to set up an entity in China to gain access to mineral products and resources in Luobei, Heilongjiang Province, China, the "JVC" remitted HK$45 million, approximately $5.77 million, to Heilongjiang Branch, Bank of China, as a deposit on July 4, 2008, for foreign currency verification to obtain government approval. The examination and approval process for the establishment of that entity is expected to be completed in the third quarter of 2008.


Results of Operations


For the Three Months Ended March 31, 2008 and 2007

Revenues

In October 2007, the Company's drilling service operations were discontinued. For the three months ended June 30, 2008, the Company did not generate any revenue, as well as for the same period of the previous year.

Operating Expenses

For the three months ended June 30, 2008, the Company's operating expenses were $33,452, as compared to $15,986 for the same period of the prior year. The largest expense items in the second quarter of 2008 were salary expense ($12,000, or 35.9%), professional fees ($8,425, or 25.2%), China earthquake donation ($10,000, or 29.9%), and office rent ($1,460, or 4.4 %).

Net Loss

For the three months ended June 30, 2008, the Company had a net loss of $33,594, or $0.00 per share, as compared to a net loss of $15,713, or $0.00 per share, for the prior year.


For the Six Months Ended June 30, 2008 and 2007

Revenues

In October 2007, the drilling service operations of the Company were discontinued. For the six months ended June 30, 2008 and 2007, the Company did not generate any revenue.

Operating Expenses

For the six months ended June 30, 2008, the Company's operating expenses were $59,453, as compared to $21,544 for the same period of the prior year. The largest expense items for the period were salary expense ($24,000, or 40.4%), professional fees ($20,652, or 34.7%), China earthquake donation ($10,000, or 16.8%), and office rent ($2,900, or 4.9%).

Net Loss

For the six months ended June 30, 2008, the Company had a net loss of $59,595, or $0.00 per share, as compared to a net loss of $21,271, or $0.00 per share, for the prior year.

Liquidity and Capital Resources

Since inception, the Company has funded its operations primarily by equity capital and short-term loans from its directors and officers. On May 23, 2006, the Company issued an aggregate of 4,000,000 shares of its common stock to ten investors for an aggregate consideration of $400,000 in cash. On May 15, 2008, the Company issued an aggregate of 90,000,000 shares of its common stock to 18 investors, in a private placement, for an aggregate of purchase price of $5.4 million in cash.

As of June 30, 2008, the Company had cash and cash equivalents of $6,417,160. For the six months ended June 30, 2008, the Company's operating activities used net cash of $82,020 primarily due the Company's net loss during the period and the payment of outstanding salaries.

During the six months ended June 30, 2008, the Company's investing activities used $1,172 of net cash due to the purchase of equipment. For the same period, the financing activities provided net cash of $5,400,000 as a result of proceeds from issuance of the Company's common stock.

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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk


There have been no material changes in the Company's market risk during the quarter or six months ended June 30, 2008. For additional information, refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.


Item 4T.  Controls and Procedures

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




                            PART II.    OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

Exhibit No.                Title of Document
----------      -------------------------------------------
  31               Rule 13a-14(a)/15d -14(a) Certification
  32               Section 1350 Certification







                                    SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




SCIENTIFIC ENERGY, INC.



Date:  August 19, 2008



By:/s/ Stanley Chan
--------------------------------------
Stanley Chan
President and Chief Executive Officer