Form 10-Q
period 2008-09-30
SCIENTIFIC ENERGY INC
filed 2008-11-17
CIK 1276531

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                     FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2008

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to __________________

      Commission file number:                         000-50559
                             __________________________________________________

                               SCIENTIFIC ENERGY, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

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

                                (201) 985-8100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "larger accelerated filer', and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer   [  ]    Accelerated filer    [  ]

   Non Accelerated filer [  ]   (Do not check if a smaller reporting company)

   Smaller Reporting Company   [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the exchange Act.)         Yes  [ ]       No [X]



                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   94,915,855 shares of common
stock, par value $0.01, as of November 14, 2008.





                               SCIENTIFIC ENERGY, INC.
                            (A Development Stage Company)


                                Table of Contents


Part I. Financial Information

Item1.  Financial Statements

    Consolidated Balance Sheets as of September 30, 2008 (unaudited)
      and December 31, 2007..............................................      4
    Consolidated Statements of Operations (unaudited) for the
      Three and Nine Months Ended September 30, 2008 and 2007
      with Cumulative Totals since Inception.............................      5

    Consolidated Statements of Cash Flows (unaudited) for the
      Nine Months Ended September 30, 2008 and 2007 with
      Cumulative Totals since Inception..................................      6

   Notes to Consolidated Financial Statements............................      7

Item 2.  Management's Discussion and Analysis or Plan of Operation.......     11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......     15

Item 4T. Controls and Procedures.........................................     15


Part II.   Other Information

Item 1.   Legal Proceedings..............................................     16
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....     16
Item 3.   Defaults Upon Senior Securities................................     16
Item 4.   Submission of Matters to a Vote of Security Holders............     16
Item 5.   Other Information..............................................     16
Item 6.   Exhibits.......................................................     16

Signatures...............................................................     16







                       PART I.   FINANCIAL INFORMATION



ITEM 1.  Financial Statements




                                   SCIENTIFIC ENERGY, INC.
                                 (A Development Stage Company)
                                  Consolidated Balance Sheets




                                                               September 30,    December 31,
                                                                   2008             2007
                                                            -----------------  ---------------
                                                                (unaudited)

                                  ASSETS
Current Assets:
Cash and cash equivalent.................................    $      6,961,771    $     455,304
                                                             ----------------   ---------------
     Total Current Assets................................           6,961,771          455,304

Property, Plant, & Equipment:
Furniture and fixtures...................................                 313              313
Office equipment.........................................               2,394            1,222
                                                             ----------------    -------------
     Total Property, Plant, & Equipment..................               2,707            1,535
     Less: accumulated depreciation......................               (749)            (435)
                                                             ----------------    -------------
     Net property, plant & equipment.....................               1,958            1,100

Total Assets.............................................     $     6,963,729    $     456,404
                                                              ===============    =============


                           LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
Accounts payable.........................................      $        3,125     $      2,750
Salary payable...........................................              12,000           20,000
                                                               --------------     ------------
     Total Current Liabilities...........................              15,125           22,750

Minority interest in subsidiary..........................           1,196,579                -

Stockholders' Equity:

 Preferred stock: par value $0.01; 25,000,000 shares authorized;
  none issued and outstanding at September 30, 2008 and
  December 31, 2007......................................                   -                -

Common stock: par value $0.01; 100,000,000 shares authorized;
 94,915,855 shares and 4,915,855 shares issued and outstanding
  at September 30, 2008 and December 31, 2007, respectively           949,158           49,159
Additional paid-in capital...............................           5,734,031        1,234,030
Deficit accumulated during the development stage.........           (931,164)        (849,535)
                                                               --------------    -------------
     Total stockholders' equity..........................           5,752,025          433,654

Total Liabilities and Stockholders' Equity...............      $    6,963,729    $     456,404
                                                               ==============    =============



          See accompanying notes to unaudited consolidated financial statements









                                SCIENTIFIC ENERGY, INC.
                             (A Development Stage Company)
                    Consolidated Statements of Operations (Unaudited)



                                                                                               Period From
                                                    Three Months Ended    Nine Months Ended    May 30 2001
                                                       September 30,         September 30,    (Inception) to
                                                    2008        2007      2008       2007       Sept 30, 2008
                                                 -----------  --------- ---------  --------- ---------------

Service Revenue............................      $         -   $      -  $      -   $      -  $           -
Cost of Goods Sold.........................                -          -         -          -              -
                                                 -----------  ---------  --------- ---------- -------------
Gross Profit...............................                -          -         -          -              -

Expenses:
Research and development...................                -          -         -          -         68,090
Write-down of technology and royalties.....                -          -         -          -        250,040
General and administrative.................           26,679     17,218    86,132     38,762        715,943
                                                 -----------  ---------  ---------  --------   ------------
     Total expenses........................           26,679     17,218    86,132     38,762      1,034,073

Loss from operations.......................         (26,679)   (17,218)  (86,132)   (38,762)     (1,034,073)

Other income (expense):
Interest expense...........................                -          -         -           -      (20,207)
                                                 -----------  ---------- ---------  ---------  ------------
     Total other expense...................                -          -         -           -      (20,207)

Net loss before discontinued operations....                -          -         -           -   (1,054,280)

Income (loss) from discontinued operations.                -        102         -         375           375

Gain on disposal of subsidiary.............                -          -         -           -       118,238

Net loss before taxes and minority interest         (26,679)    (17,116)  (86,132)    (38,387)    (935,667)
                                                 -----------  ---------- ---------- ----------  -----------
Income tax expense.........................                -           -         -          -            -

Net income before minority interest........         (26,679)    (17,116)   (86,132)   (38,387)    (935,667)

Minority interest in subsidiary loss.......            4,645           -      4,503         -         4,503

Net loss...................................      $  (22,034)  $  (17,116) $(81,629)  $(38,387)  $ (931,164)
                                                 ===========  =========== ========== =========  ===========


Basic and diluted loss per share...........      $    (0.00)  $    (0.00) $  (0.00)  $  (0.01)
                                                 ===========  =========== ========== =========

Weighted average common shares outstanding        94,915,855   4,915,855  50,244,322  4,915,855
                                                 ===========  =========== =========== =========



            See accompanying notes to unaudited consolidated financial statements










                                  SCIENTIFIC ENERGY, INC.
                              (A Development Stage Company)
                     Consolidated Statements of Cash Flows (unaudited)





                                                                                     Period From
                                                                                     May 30, 2001
                                                 Nine Months Ended September 30,    (Inception) to
                                                       2008          2007         September 30, 2008
                                                 ---------------- -------------- -------------------
Cash Flows from Operating Activities:
Net loss.....................................     $      (81,629)  $   (38,387)   $      (931,164)
Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation expense......................                 314        18,445             18,987
   Gain on disposal of subsidiary............                   -             -          (118,238)
   Write-down of technology and royalties....                   -             -            250,040
   Stock issued for expenses.................                   -             -             31,200
   Minority interest loss....................               4,503             -              4,503
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable....                 375            59              3,125
  Decrease in income tax payable.............                   -             -                  -
  Increase (decrease) in salary payable......             (8,000)         8,000             12,000
                                                  ---------------- -------------   ----------------
     Net cash used in operating activities...            (84,437)      (11,883)          (729,547)

Cash Flows from Investing Activities:
Purchase of subsidiary.......................                   -             -          (300,000)
Proceeds from sale of subsidiary.............                   -             -            400,000
Purchase of property, plant and equipment....             (1,172)     (300,161)            (2,707)
                                                  ---------------  ------------   ----------------
     Net cash used in investing activities...             (1,172)     (300,161)             97,293

Cash Flows from Financing Activities:
Minority interest investment.................          1,192,076              -          1,192,076
Principal payments on shareholder loans......                  -              -           (39,915)
Proceeds from shareholder loans..............                  -              -            630,841
Issuance of common stock.....................          5,400,000              -          5,800,000
Contributed capital..........................                  -              -             11,023
                                                  ---------------  -------------   ---------------
     Net cash provided by financing activities         6,592,076              -          7,594,025

Increase (decrease) in cash and cash equivalents       6,506,467      (312,044)          6,961,771

Cash and cash equivalents, beginning of period           455,304        369,365                  -

Cash and cash equivalents, end of period.....     $    6,961,771   $     57,321     $    6,961,771
                                                  ===============  =============    ===============


Supplemental disclosure of cash flow information:

 Interest paid in cash.......................     $            -    $         -     $        6,620
                                                  ===============  =============    ==============
 Income taxes paid in cash...................     $            -    $         -     $            -
                                                  ===============  =============    ==============

Supplemental Disclosure of non-cash investing and financing activities:

 Common stock exchanged for technology.......     $            -    $         -     $      250,040
                                                  ===============   ============    ==============
 Note payable converted to common stock......     $            -    $         -     $      590,926
                                                  ===============   ============    ==============
 Contributed capital by shareholders for expenses $            -    $         -     $       31,200
                                                  ===============   ============    ==============



              See accompanying notes to unaudited consolidated financial statements







                            SCIENTIFIC ENERGY, INC.
                         (A Development Stage Company)
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2008




Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The business plan of the Company is to acquire energy - related technologies, equipment and crude oil or natural gas fields. Currently the Company intends to enter into mining and natural resources industry in China. As of September 30, 2008, the Company was in the development stage.

The consolidated financial statements include the accounts of the Company, and its subsidiaries, PDI Global Limited and Kabond Investments Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 8-03 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2008. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Scientific Energy, Inc. included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

     Office equipment           5 years
     Furniture and fixtures     7 years

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $314 and $207, respectively.

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

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

Note 3 - Principal Stockholder

As of September 30, 2008, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 31,190,500 shares, or 32.9%, of the Company's common stock. Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4- Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of September 30, 2008, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On May 23, 2006, the Company entered into a stock purchase agreement with Kelton Capital Group Ltd., the controlling shareholder of the Company, and ten individual investors in a private placement. Pursuant to the agreement, the Company sold and the investors purchased an aggregate of 4,000,000 shares of the Company's common stock for an aggregate consideration of $400,000 in cash.

On January 25, 2007, the Company amended its Articles of Incorporation to affect a reverse stock split of the Company's common stock in which every ten (10) outstanding shares would be combined into one (1) share. All share transactions disclosed in these financial statements give retroactive effect to this 1:10 reverse split.

On May 15, 2008, the Company issued 90,000,000 shares to eighteen investors in a private placement in exchange for an aggregate consideration of $5,400,000 in cash.

Note 5 - Transactions with Related Parties

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

Note 6 - Acquisition and Sale of Assets

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

Note 7 - Establishment of a Subsidiary

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., which was incorporated under the laws of Territory of the British Virgin Islands on January 21, 2008, entered into a joint venture agreement with China Resources Development Group Ltd., a Hong Kong company. Under the agreement, a joint venture company, Kabond Investments Limited (the "JVC"), has been established in Hong Kong, and the Company invested $39,600,000 Hong Kong dollars (approximately USD$5.09 million) into the JVC for 72% of the JVC's capital shares, and China Resources Development Group Ltd., jointly with its partner, invested $15,400,000 Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC's capital shares. As of September 30, 2008, China Resources Development has contributed $1,198,329 in cash and the remaining $781,105 has been recorded in the JVC as stock subscription receivable. The purpose of this transaction is for the Company to set up a business entity in China to gain access to mineral products, mineral resources and sales channel in China.

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

In January 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., which was incorporated under the laws of Territory of the British Virgin Islands on January 21, 2008, entered into an agreement with China Resources Development Group Ltd., a Hong Kong company. Under the agreement, a joint venture company, Kabond Investments Limited (the "JVC"), has been established in Hong Kong, and the Company invested $39,600,000 Hong Kong dollars (aaproximately US$5.09 million) into the JVC to get 72% of the JVC's capital shares, and China Resources Development Group Ltd., jointly with its partner, invested $15,400,000 Hong Kong dollars (approximately US$1.98 million) into the JVC to receive 28% of the JVC's capital shares. The purpose of this transaction is for the Company to set up a business entity in China to gain access to mineral products, mineral resources and sales channel in China.

For that purpose, in January 2008, the Company entered into a subscription agreement with 18 non-US investors, pursuant to which the Company agreed to issue, in a private placement, an aggregate of 90,000,000 shares of its restricted common stock to those investors, at a purchase price of $0.06 per share, for an aggregate of purchase price of $5.4 million. The transaction was completed and the shares were issued on May 15, 2008.

In order to set up an entity in China to gain access to mineral products and resources in Heilongjiang, China, the JVC of the Company remitted HK$45 million (approximately US$5.79 million) to Heilongjiang Branch, Bank of China, for foreign currency verification to obtain government approval. The examination and approval process has not been completed as of September 30, 2008.

Results of Operations

For the Three Months Ended September 30, 2008 and 2007

Revenues

In October 2007, the Company's drilling service operations were discontinued. For the three months ended September 30, 2008, the Company did not generate any revenue, as well as for the same period of 2007.

Operating Expenses

For the three months ended September 30, 2008, the Company's operating expenses were $26,679, as compared to $17,218 for the same period of the previous year. The largest expense items in the third quarter of 2008 were salary expense ($12,000, or 45.0%), audit and professional fees ($3,000, or 11.2%), and office rent ($1,500, or 5.6 %).

Net Loss

For the three months ended September 30, 2008, the Company had a net loss of $22,034, net of $4,645 of minority interest in subsidiary's loss, or $0.00 per share, as compared to a net loss of $17,116, or $0.00 per share, for the prior year.

For the Nine Months Ended September 30, 2008 and 2007

Revenues

In October 2007, the drilling service operations of the Company were discontinued. For the nine months ended September 30, 2008 and 2007, the Company did not generate any revenue.

Operating Expenses

For the nine months ended September 30, 2008, the Company's operating expenses were $86,132, as compared to $38,387 for the same period of the prior year. The largest expense items for the period were salary expense ($36,000, or 41.8%), audit and professional fees ($23,625, or 27.4%), China earthquake donation ($10,000, or 11.6%), and office rent ($4,400, or 5.1%).

Net Loss

For the nine months ended September 30, 2008, the Company had a net loss of $81,629, net of $4,503 of minority interest in subsidiary's loss, or $0.00 per share, as compared to a net loss of $38,387, or $0.01 per share, for the prior year.

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

As of September 30, 2008, the Company had cash and cash equivalents of $6,961,771. For the nine months ended September 30, 2008, the Company's operating activities used net cash of $84,437, primarily due the Company's net loss during the period $81,629 and the payment of outstanding salaries $8,000.

During the nine months ended September 2008, the Company's investing activities used $1,172 for purchase of office equipment. For the same period, the financing activities provided the Company with net cash of $6,592,076. Of which, $5,400,000 were proceeds from issuance of the Company's common stock, and $1,192,076 were minority interest investment.

The Company's sources of working capital are limited. Its current proposed business plan may call for additional capital. To finance any business operations, it may be necessary for the Company to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.


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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk


There have been no material changes in the Company's market risk during the quarter or nine months ended September 30, 2008. For additional information, refer to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.



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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

Exhibit No.                Title of Document
----------      ----------------------------------------------
  31               Rule 13a-14(a)/15d -14(a) Certification
  32               Section 1350 Certification





                                    SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SCIENTIFIC ENERGY, INC.


By: /s/ Stanley Chan
-----------------------------------------
Stanley Chan
President and Chief Executive Officer

Date:  November 17, 2008