Form 10-K
period 2008-12-31
SCIENTIFIC ENERGY INC
filed 2009-04-10
CIK 1276531

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                        FORM 10-K

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

                      For the Fiscal Year Ended December 31, 2008

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

             for The Transition Period From __________To ____________

                          Commission file number: 000-50559

                                SCIENTIFIC ENERGY, INC
--------------------------------------------------------------------------------
                  (Name of Small Business Issuer in Its Charter)

                Utah                              87-0680657
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
   of incorporation or organization)

                  27 Weldon Street,   Jersey City, New Jersey 07306
--------------------------------------------------------------------------------
            (Address of principal executive offices including zip code)

                                 (201) 985-8100
--------------------------------------------------------------------------------
                          (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

                            Common Stock, Par Value $0.01
--------------------------------------------------------------------------------
            Securities registered pursuant to Section 12(g) of the Act

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.    Yes |__|      No |X|

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act.   Yes |__|      No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X|    No |__|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   |__|

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

     Large accelerated filer  [  ]           Accelerated filer    [  ]

     Non Accelerated filer    [  ] (Do not check if a smaller reporting company)

     Smaller Reporting Company   [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the exchange Act.)   Yes [  ]       No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter. $505,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 94,915,855 shares as of April 8, 2009.








                               TABLE OF CONTENTS




                                   PART I


Item 1.     Business....................................................      4
Item 1A.    Risk Factors................................................      6
Item 1B.    Unresolved Staff Comments...................................     10
Item 2.     Properties..................................................     10
Item 3.     Legal Proceedings...........................................     10
Item 4.     Submission of Matters to a Vote of Security Holders.........     10


                                        PART II


Item 5.    Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities..........     10
Item 6.    Selected Financial Data......................................     11
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................     12
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...     14
Item 8.    Financial Statements and Supplementary Data..................     15
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................     27
Item 9A(T). Controls and Procedures.....................................     27
Item 9B.   Other Information............................................     29


                                       PART III


Item 10.    Directors, Executive Officers, and Corporate Governance......    29
Item 11.    Executive Compensation.......................................    31
Item 12.    Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................    32
Item 13     Certain Relationships and Related Transactions; and
             Director Independence.......................................    33
Item 14     Principal Accounting Fees and Services.......................    34


                                       PART IV


Item 15.   Exhibits, Financial Statement Schedules.......................    34

Signatures...............................................................    35











                                       PART I


Item 1.  DESCRIPTION OF BUSINESS

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The Company had not engaged in material operations for a few years. Prior to April 2006, the Company endeavored to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products. The Company's current business plan is buying and selling natural resources products, primarily graphite products at this time, produced in China.

In April 2006, there was a change in control of the Company effected pursuant to a share purchase agreement by and among Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the "Sellers"), and Kelton Capital Group Limited (the "Buyer"). Each of the Sellers was a director of the Company. Under the share purchase agreement, the Buyer acquired from the Sellers an aggregate of 790,500 shares of the Company's issued and outstanding common stock, representing approximately 86.3% of the Company's outstanding shares at that time, for the aggregate cash purchase price of $539,929.

In April 2007, the Company acquired certain heavy drilling equipment, facilities and contract rights associated with crude oil drilling and service business from PT Prima Jasa Energy, an Indonesian crude oil drilling and service firm ("PJE"), for $300,000. At the same time, the Company entered into a drilling services agreement with PJE, pursuant to which PJE will provide oil drilling and services to the Company. In October 2007, the Company sold all drilling equipment, facilities and associated contract rights the Company purchased from PJE to Bermon Capital Holdings Limited for $400,000, and intended to enter into natural resources industry in China.

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., entered into an aggrement with China Resources Development Group Ltd., a Hong Kong Company ("China Resources"). Under the aggrement, a joint venture company, Kabond Investments Limited, was set up in Hong Kong, and the Company invested $39.6 million Hong Kong dollars (approximately US$5.09 million) into the JVC to get 72% of the JVC's capital shares, and China Resources, jointly with its partner, agreed to invest $15.4 million Hong Kong dollars (approximately US$1.98 million) into the JVC to receive 28% of the JVC's capital shares.

In order to raise funds, on January 25, 2008, the Company entered into a subscription agreement with eighteen investors, pursuant to which the Company agreed to issue an aggregate of 90,000,000 shares of the Company's restricted common stock to non-U.S. investors, at a purchase price of $0.06 per share, for an aggregate of purchase price of $5.4 million. The transaction was completed in May 2008, and the shares were issued.

On December 22, 2008, PDI Global Ltd. entered into a share purchase agreement with Silverbird Holdings Ltd., a British Virgin Island corporation ("Silverbird"). Pursuant to the agreement, PDI Global agreed to sell and Silverbird agreed to acquire 72% of equity interest in Kabond Investments Ltd., a subsidiary of PDI Global, for $39.6 million Hong Kong dollars, approximately US$5.11 million in cash.

On January 15, 2009, the Company, through PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd. Under the agreement, the Company agreed to invest $43,040,000 Hong Kong dollars (approximately US$5.55 million) into a joint venture company Sinoforte Limited ("SFL"), which was set up by China Resources in Hong Kong. The Company gets 80% of SFL's capital shares, and China Resources, jointly with its partner, will invest $10,760,000 Hong Kong dollars (approximately US$1.39 million) into SFL to receive 20% of SFL's capital shares. The main business of SFL is trading mineral products, primarily graphite products, produced in China.

As of the date of this report, the Company and its majority owned JVC, Sinoforte Limited, are actively setting up its business operations. The priority of the Company is to establish its business channels of buying and selling graphite products.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

Purchase of Products

The Company intends to enter into long-term product purchase agreements with graphite product manufacturers or providers in China.

Marketing and Sales

The biggest user of graphite is the refractory material industry, mainly for MgO-C and Al-MgO-C, the grain size is negative with a carbon content is 95-99%, which are mainly used by iron and steel industry. The demand for graphite used in batteries is increasing year by year. High-carbon graphite powder is used for alkaline and lithium battery cathodes. Ultra-fine colloidal graphite is used for CRT, video monitors, fiber drawing lubricant, seamless steel pipe extruding lubricant, glass fiber lubricant and anti-static shielding graphite coating. New materials using natural flake graphite require high technology and yield high added value. They are used in a large number of products, such as electronics, batteries, forging, fiber drawing graphite lubricant, and picture tube coating.

The Company doesn't intend to engage in retail sales. The Company plans to market its products to those battery manufacturers, iron and steel manufacturers, and other graphite wholesalers located outside of China. The Company also intends to enter long-term sales contracts with graphite purchasers.

Competition

The natural resources industry, in general, is intensely competitive. We generally compete with a number of regional business entities. We must rely upon our contacts, referrals from customers, and repeat business to be successful.

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts

The Company doesn't own any patents, trademarks, copyrights, franchises, concessions, royalty agreements, or labor contracts.

Product Research and Development

To date the Company has not conducted any product research and development. The Company does not plan to conduct any product research and development activities in the next twelve months.

Employees

The Company has two employees at this time. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be satisfactory.



Item 1A.   RISK FACTORS


An investment in us involves a high degree of risk. Investors should carefully consider the risks below before making an investment decision. The Company's business, financial condition or results of operations could be materially adversely affected by any of these risks. In such case, the trading price of the Company's common stock could decline and investors could lose all or part of their investment.


                  Risks Related to the Company's Business


The Company is a development-stage company and until recently had no operating history, which makes it difficult to evaluate the Company's business and prospects.

The Company was formed in May 2001, and until recently had no history of meaningful operations, which makes it difficult to evaluate the Company's business and prospects. As an early stage company, the Company is subject to all the risks, uncertainties, expenses and difficulties inherent in a new business, and there are no assurances that the Company will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. The Company's business plan may not be successful, and you may lose part or all of your investment in the Company's common stock.

The Company has never been profitable. As a result, the Company may never become profitable, and, as a result, the Company could go out of business.

Since inception the Company has never been profitable. There can be no guarantee that it will ever be profitable. For the year ended December 31, 2008, the Company had net losses of $94,870 with accumulated deficit of $944,405 at December 31, 2008. Losses may continue in the future. There is no assurance that the Company will be successful in reaching or maintaining profitable operations. If the Company's losses continue, the Company's ability to operate may be severely impacted or alternatively the Company may be forced to terminate its operations.

If we are not able to obtain adequate funding, we could be required to limit our operations significantly or cease operations entirely.

The Company's business plan requires it to deploy sufficient capital for creating the scale necessary to generate a profit. If adequate funds are not available, the Company would be required to limit its operations significantly or cease operations entirely. The Company has no immediate means for obtaining additional financing. There can be no assurance that such additional financing, when and if necessary, will be available to the Company on acceptable terms, or at all.

Because the Company is small and does not have much capital, the Company must limit its operations. A company in the natural resources industry with limited operations has a smaller opportunity to be successful.

Because the Company is small and does not have much capital, the Company must limit its operations. A company in the natural resources industry with limited operations has a smaller opportunity to be successful. Because the Company may have to limit its operations, it may not generate sufficient sales to make a profit. If the Company does not make a profit, it may have to suspend or cease operations.

The Company's success will be dependent upon its management's efforts. We cannot sustain profitability without the efforts of our management.

The Company's success largely depends on the efforts and abilities of its officers and directors, particularly Stanley Chan, the Company's President and CEO. The loss of his services could materially harm the Company's business because of the cost and time necessary to find successors. Such a loss would also divert management attention away from operational issues. The Company does not have other key employees who manage its operations. To the extent that the Company is smaller than its competitors and has fewer resources, the Company may not be able to attract a sufficient number and quality of staff, when required.

The Company's operating results may fluctuate significantly, which makes its future results difficult to predict and could cause the Company's operating results to fall below expectations.

The Company's operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of the Company's control. As a result, comparing the Company's operating results on a period-to-period basis may not be meaningful, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

Competition in the business the Company operates could limit the Company's growth and harm its operating results.

The Company is a small company and has little market share in its proposed target market. The Company will compete with numerous companies in the same target market. The Company has no proprietary competitive advantage. Accordingly, the Company believes that there are no substantial barriers to competitors entering the market. The Company may not be able to compete successfully against competitors with greater financial resources or access to potential business. Additionally, it is possible that competition may drive down the return on the Company's advances, which may negatively impact the viability of the Company's business model.

Given the lack of discoverable information about our competitors, we do not know how our method of operations and results compare to others in the industry. However, given the nature of the business opportunity presented within the industry, and management's belief that the market, though unquantifiable, is very large, there is always the possibility that new competitors with greater resources will commence operations and compete directly with us in such a manner as to harm our operational results and future prospects and reduce our ability to generate revenues.

The Company's sole executive officer and director is located outside of the U.S. It is difficult to effect service of process and enforcement of legal judgments upon the Company and its officers and directors.

The Company's sole executive officer and director is located outside of the United States. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against the Company and its executive officers and directors. Particularly, the Company's shareholders may not be able to:

     o Effect service of process within the United States on the Company or any of its executive officers and directors;

     o Enforce judgments obtained in U.S. courts against the Company based upon the civil liability provisions of the U.S. federal securities laws;

     o Enforce, in a court outside of the U.S. judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

     o Bring an original action in a court in China to enforce liabilities against the Company or any of its executive officers and directors based upon the U.S. federal securities laws.


         Risks Related to Investment in the Company's Securities

A number of the Company's shareholders own a large percentage of the Company's voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control.

As of the date of this report, Stanley Chan, our President, CEO and the sole director, beneficially owns 31,190,500 shares, or approximately 33.1%, of the Company's outstanding common stock. As a result, if acting together with other shareholders, they may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of the Company's assets. In addition, these persons, if acting together, may have the ability to control the management and affairs of the Company, which could have a material adverse effect on the value of the common stock.

There has been low volume and therefore inactive market for the Company's common stock, the stock price may be volatile or may decline regardless of the Company's operating performance, and you may not be able to resell your shares at or above your stock purchase price.

If you purchase shares of the Company's common stock, you may not be able to resell those shares at or above your original purchase price. An active or liquid market in the common stock of the Company may not develop or, if it does develop, it may not be sustainable. The market price of the Company's common stock may fluctuate significantly in response to numerous factors, many of which are beyond the Company's control.

Our common stock is listed on the Over-the-Counter Bulletin Board which may make it more difficult for stockholders to sell their shares and may cause the market price of our common stock to decrease.

Because our common stock is listed on the OTC Bulletin Board, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media of us. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

     o Deliver to the customer, and obtain a written receipt for, a disclosure document;

     o  Disclose certain price information about the stock;

     o Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

     o Send monthly statements to customers with market and price information about the penny stock; and

     o In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

The Company has never declared or paid dividends on its capital stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

The Company has never declared or paid dividends on its common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant.



Item 1B.   UNRESOLVED STAFF COMMENTS

None.



Item 2.   DESCRIPTION OF PROPERTY


The Company leases its corporate office space, approximately 250 square feet, in Jersey City, New Jersey, under a six-month lease, which was expired and is currently on month-by-month basis. The rent is $500 per month. If the Company requires additional space, the Company believes that it will be able to obtain such space on commercially reasonable terms.



Item 3.   LEGAL PROCEEDINGS


The Company is not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to it, could have a material adverse effect on the Company's business and operations.



Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted during the fourth quarter of the fiscal 2008 covered by this report to a vote of security holders.



                                   PART II



Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL
                    BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES



Market Information

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SCGY.OB." There is currently not an active trading market for the shares. Accordingly, the Company is not including a history of reported trades in the public market through December 31, 2008. The last reported trade for the Company's shares on December 4, 2008 was $0.20 per share.

Holders

As of December 31, 2008, the Company had approximately 248 holders of record of its common stock.

Dividends

The Company has never paid cash dividends and has no plans to do so in the foreseeable future. The future policy will be determined by the Company's board of directors and will depend upon a number of factors, including our financial condition and performance, the Company's cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and the Company's credit arrangements may impose.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any compensation plan under which equity securities are authorized for issuance.

Stock Option

The Company has not issued and does not have outstanding any options to purchase shares of its common stock.

Warrants

The Company has not issued and does not have outstanding any warrants to purchase shares of its common stock.

Convertible Securities

The Company has not issued and does not have outstanding any securities convertible into shares of its common stock or any rights convertible or exchangeable into shares of its common stock.

Transfer Agent

The Company's transfer agent is Interstate Transfer Company, which is located at 6084 South 900 East, Suite 101, Salt Lake City, Utah 84121. Its telephone number is (801) 281-9746.



Item 6.   SELECTED FINANCIAL DATA


A smaller reporting company is not required to provide the information in this Item.




Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


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

Overview

The Company had not engaged in material operations or realized revenues for several years. In April 2007, the Company acquired certain heavy drilling equipment, facilities and contract rights associated with crude oil drilling and service business from PT Prima Jasa Energy, an Indonesian crude oil drilling and service firm ("PJE"). At the same time, the Company entered into a long-term drilling services agreement with PJE, pursuant to which PJE provided crude oil drilling and services to the Company. In October 2007, the Company sold all drilling equipment, facilities and associated contract rights the Company purchased from PJE to Bermon Capital Holdings Limited, and intends to enter into natural resources industry in China.

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., entered into an aggrement with China Resources Development Group Ltd., a Hong Kong company. Under the aggrement, a joint venture company, Kabond Investments Limited, was set up in Hong Kong, and the Company invested $39.6 million Hong Kong dollars (approximately US$5.09 million) into the JVC to get 72% of the JVC's capital shares, and China Resources, jointly with its partner, agreed to invest $15,400,000 Hong Kong dollars (approximately US$1.98 million) into the JVC to receive 28% of the JVC's capital shares.

On December 22, 2008, PDI Global Ltd. entered into a share purchase agreement with Silverbird Holdings Ltd., a British Virgin Island corporation ("Silverbird"). Pursuant to the agreement, PDI Global agreed to sell and Silverbird agreed to acquire 72% of equity interest in Kabond Investments Ltd., a subsidiary of PDI Global, for $39.6 million Hong Kong dollars, approximately US$5.11 million in the form of a note receivable.

On January 15, 2009, the Company, through PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd. Under the agreement, the Company agreed to invest $43,040,000 Hong Kong dollars (approximately US$5.55 million) into a joint venture company Sinoforte Limited ("SFL"), which was set up by China Resources in Hong Kong. The Company gets
80% of SFL's capital shares, and China Resources, jointly with its partner, will invest $10,760,000 Hong Kong dollars (approximately US$1.39 million) into SFL to receive 20% of SFL's capital shares. The main business of SFL is trading mineral products, primarily graphite products, produced in China.

As of the date of this report, the Company and its subsidiary Sinoforte Limited are actively setting up its purchasing and selling channels.

Results of Operations

For the Year Ended December 31, 2008 Compared to the Year Ended December 31,
2007:

Revenues

For the year ended December 31, 2008, the Company had not conducted any revenue generating operations, and accordingly, no revenue was generated during this period. In October 2007, the Company discontinued its drilling service operations. The Company's net income from its discontinued operations in fiscal 2007 was $375.

Operating Expenses

For the year ended December 31, 2008, the Company's general and administrative expenses were $94,870 compared to $55,485 for the same period of the prior year. The largest expense items were salary expense ($48,000, or 46.5%), accounting and other professional fees ($26,625 or 25.8%), China earthquake donation ($10,049, or 9.7%), and office rent ($5,900, or 5.7%).

Other Income (Expense)

For the year ended December 31, 2008 and 2007, the Company had no other income or expense items.

Net Income (Loss)

For the year ended December 31, 2008, the Company had a net loss of $94,870, or $0.00 per share, as compared to a net income of $63,128, or $0.01 per share, for the prior year.

Liquidity and Capital Resources

Since inception, the Company has funded its operations primarily by equity capital and short-term loans from its directors and officers. In May 2006, the Company issued an aggregate of 4,000,000 shares of its common stock to ten investors for an aggregate consideration of $400,000 in cash. In May 2008, the Company issued an aggregate of 90,000,000 shares of its common stock to 18 investors, in a private placement, for an aggregate of purchase price of $5.4 million in cash.

At December 31, 2008, the Company had cash and cash equivalents of $646,088. For the year ended December 31, 2008, the Company's operating activities used net cash of $117,145, primarily net loss during the period $75,694, and decrease in salary payable of $20,000.

During the fiscal 2008, the Company's net cash used in investing activities totaled $5,092,071 for purchase of office equipment. For the same period, the financing activities provided the Company with net cash of $5,400,000 from issuance of the Company's common stock.

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



Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


A smaller reporting company is not required to provide the information in this Item.




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Scientific Energy, Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc. (A development stage company)(the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended and for the period from May 30, 2001 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from May 30, 2001 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.



/s/ Child, Van Wagoner & Bradshaw, PLLC
----------------------------------------
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

April 6, 2009









                                   SCIENTIFIC ENERGY, INC.
                                (A Development Stage Company)
                                Consolidated Balance Sheets



                                              ASSETS

                                                                           December 31,
                                                               ------------------------------------
                                                                        2008              2007
                                                               -----------------  -----------------
Current Assets:
Cash and cash equivalents...........................            $        646,088   $        455,304
Note receivable.....................................                   5,109,743                  -
                                                               -----------------   ----------------
     Total Current Assets...........................                   5,755,831            455,304

Property, Plant, & Equipment:
Furniture and fixtures..............................                         313                313
Office equipment....................................                       3,319              1,222
                                                               -----------------   ----------------
     Total Property, Plant, & Equipment.............                       3,632              1,535
      Less: Accumulated depreciation................                       (910)              (435)
                                                               -----------------   ----------------
     Net Fixed Assets...............................                       2,722              1,100
                                                               -----------------   ----------------

Total Assets........................................             $     5,758,553    $       456,404
                                                               =================   ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable....................................            $             -    $         2,750
Salary payable......................................                          -             20,000
                                                                ---------------    ---------------
     Total Current Liabilities......................                          -             22,750

Stockholders' Equity:
 Preferred stock: par value $0.01, 25,000,000 shares
  authorized; none issued and outstanding...........                          -                  -
 Common stock: par value $0.01; 100,000,000 shares authorized;
   94,915,855 and 4,915,855 shares issued and outstanding
    at December 31, 2008 and 2007, respectively.....                    949,159             49,159
Additional paid-in capital..........................                  5,734,030          1,234,030
Deficit accumulated during the development stage....                  (944,405)          (849,535)
Accumulated Other Comprehensive Income..............                     19,769                  -
                                                                ---------------     ---------------
     Total stockholders' equity.....................                  5,758,553            433,654
                                                                ---------------     ---------------

Total Liabilities and Stockholders' Equity..........            $     5,758,553     $      456,404
                                                                ===============     ===============



                            See accompanying notes to financial statements




                                SCIENTIFIC ENERGY, INC.
                             (A Development Stage Company)
         Consolidated Statements of Operations and Comprehensive Income (Loss)
                     For the Years ended December 31, 2008 and 2007
                    and May 30, 2001 (inception) to December 31, 2008


                                                                                           Cumulative
                                                                                       Since May 30, 2001
                                                                                         (Inception) to
                                                         2008               2007        December 31, 2008
                                                   ----------------   ----------------  -----------------

Service Revenue..............................       $            -     $            -    $             -
Cost of Goods Sold...........................                    -                  -                  -
                                                    ---------------   ----------------   ----------------
     Gross Profit............................                    -                  -                  -

Expenses
Research and development.....................                    -                  -              68,090
Write-down of technology and royalties.......                    -                  -             250,040
General and administrative...................               94,870             55,485             724,681
                                                     --------------   ----------------   ----------------
     Total expenses..........................               94,870             55,485           1,042,811

Loss from operations.........................             (94,870)            (55,485)        (1,042,811)

Other income (expense)
Interest expense.............................                    -                   -           (20,207)
                                                     --------------   -----------------  ----------------
     Total other income (expense)............                    -                   -           (20,207)

Net loss before discontinued operations......             (94,870)             (55,485)       (1,063,018)

Income (loss) from discontinued operations...                    -                  375               375

Gain on disposal of subsidiary...............                    -              118,238           118,238
                                                     --------------   ------------------ ----------------
Net loss before taxes........................             (94,870)               63,128         (944,405)

Income tax expense...........................                    -                    -                 -
                                                     --------------   ------------------ ----------------

Net income (loss)............................        $     (94,870)   $          63,128   $      (944,405)
                                                     ==============   ================== =================
Other Comprehensive Income...................        $       19,769   $	             -
                                                     --------------   -----------------
Comprehensive Income.........................        $     (75,101)   $	             -
                                                     --------------   -----------------
Basic and diluted income (loss) per share....        $       (0.00)   $            0.01
                                                     ==============   =================

Weighted average common shares outstanding...            61,628,184           4,915,855
                                                     ==============   =================




                     See accompanying notes to financial statements







                              SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                  Consolidated STATEMENT OF STOCKHOLDERS' EQUITY
           CUMULATIVE FROM MAY 30, 2001 (INCEPTION) THROUGH DECEMBER 31, 2008





                                                                                 Deficit
                                                                               Accumulated
                                                                                  Since
                                                                               May 30, 2001     Accumulated
                                                                    Additional  Inception of       Other          Total
                                               Common Stock          Paid-In    Development     Comprehensive  Stockholders'
                                          Shares       Par Value     Capital       Stage           Income         Equity
                                     --------------- ------------- ------------- ------------  --------------  -------------
Balance at May 30, 2001 (Inception)                - $           - $           - $          -  $            -  $           -

May 30, 2001, Issued Common
 Stock for Technology..............       20,000,000       200,000        50,040            -               -        250,040

Net Loss...........................                -             -             -     (168,773)              -      (168,773)
                                     --------------- ------------- -------------- ------------ --------------  -------------
Balance at December 31, 2001.......       20,000,000       200,000        50,040     (168,773)              -         81,267

Retroactive Adjustment for 1:17.8
 Reverse Stock Split October 24, 2004   (18,876,512)     (188,765)       188,765             -              -              -

Retroactive Adjustment for 1:10
 Reverse Stock Split January 25, 2007    (1,011,133)      (10,111)        10,111              -             -              -
                                     --------------- ------------- -------------- ------------- -------------- -------------
Restated Balance at December 31, 2001        112,355         1,124       248,916      (168,773)              -        81,267

Net Loss..........................                 -             -             -      (572,409)              -     (572,409)
                                     --------------- ------------- -------------- ------------- -------------- -------------
Balance at December 31, 2002......           112,355         1,124       248,916      (741,182)              -     (491,142)

December 5, 2003, Spin off
 from Parent Company..............                 -             -       541,776              -              -       541,776

Net Loss..........................                 -             -             -        (7,379)              -       (7,379)
                                     --------------- -------------- ------------- -------------  -------------  ------------
Balance at December 31, 2003......           112,355         1,124       790,692      (748,561)              -        43,255

November 17, 2004, Issued Common
 Stock for Consulting Services....            12,000           120         1,080              -              -         1,200

Net Loss..........................                 -             -             -       (84,098)              -       (84,098)
                                     --------------- -------------- ------------- -------------  -------------  -------------
Balance at December 31, 2004......           124,355         1,244       791,772      (832,659)              -       (39,643)

September 9, 2005, Issued
 Common Stock for Debt............           491,500         4,915        44,235              -              -         49,150

September 9, 2005, Issued
 Common Stock for Consulting Services        300,000         3,000        27,000              -              -         30,000

Net Loss..........................                 -             -             -       (44,252)              -       (44,252)
                                     --------------- -------------  ------------- ------------- -------------- --------------
Balance at December 31, 2005......           915,855         9,159       863,007      (876,911)              -        (4,745)

May 23, 2006, Issued Common
 Stock for Consulting Services...          4,000,000        40,000       360,000              -              -        400,000

May 31, 2006, contributed
 capital By shareholders.........                  -             -        11,023              -              -         11,023

Net Loss.........................                  -             -             -       (35,752)              -       (35,752)
                                     --------------- ------------- -------------  ------------- -------------- --------------
 Balance at December 31, 2006....         4,915, 855        49,159     1,234,030      (912,663)              -        370,526

Net Income.......................                  -             -             -         63,128              -         63,128
                                     --------------- ------------- -------------  ------------- --------------  -------------
Balance at December 31, 2007.....          4,915,855        49,159     1,234,030      (849,535)              -        433,654

May 15, 2008, Issued
  Common Stock for cash..........         90,000,000       900,000     4,500,000              -              -      5,400,000

Comprehensive Income.............                  -             -             -              -         19,769         19,769

Net Loss.........................                  -             -             -       (94,870)              -        (94,870)
                                     --------------- ------------- ------------- -------------- --------------  --------------
Balance at December 31, 2008.....        94,915, 855 $     949,159 $   5,734,030 $    (944,405)  $      19,769   $   5,758,553
                                     =============== ============= ============= ============== ==============  ==============



                   See accompanying notes to financial statements








                                  SCIENTIFIC ENERGY, INC.
                              (A Development Stage Company)
                          Consolidated Statements of Cash Flows
                      For the Years Ended December 31, 2008 and 2007





                                                                                                  May 30, 2001
                                                                                                (Inception) to
                                                                     2008            2007       December 31, 2008
                                                              ------------------ -------------- -----------------
Cash Flows from Operating Activities:
Net income (loss)........................................      $        (94,870) $      63,128   $     (944,405)
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation...........................................                    475        18,517            19,148
  Gain on disposal of subsidiary.........................                      -     (118,238)         (118,238)
  Write-down of technology and royalties.................                      -             -           250,040
  Stock issued for expenses..............................                      -             -            31,200
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable................                (2,750)         2,693                 -
  Increase (decrease) in salary payable..................               (20,000)        20,000                 -
                                                               ----------------- --------------  ---------------
      Net cash used in operating activities..............              (117,145)      (13,900)         (762,255)
                                                               ----------------- --------------  ---------------
Cash Flows from Investing Activities:
Purchase of subsidiary...................................            (5,089,974)     (300,000)       (5,389,974)
Proceeds from sale of subsidiary.........................                      -       400,000           400,000
Purchase of property, plant and equipment................                (2,097)         (161)           (3,632)
                                                               ----------------- -------------- ----------------
      Net cash provided by (used in) investing activities            (5,092,071)        99,839       (4,993,606)
                                                               ----------------- -------------- ----------------
Cash Flows from Financing Activities:
Principal payment on shareholder loans...................                      -             -          (39,915)
Proceeds from shareholder loans..........................                      -             -           630,841
Issuance of common stock.................................              5,400,000             -         5,800,000
Contributed capital by shareholders......................                      -             -            11,023
                                                               ----------------- -------------- ----------------
      Net cash provided by financing activities..........              5,400,000             -         6,401,949
                                                               ----------------- -------------- ----------------

Increase in cash and cash equivalents....................                190,784        85,939           646,088
                                                               ----------------- -------------- -----------------

Cash and cash equivalents, beginning of period...........                455,304       369,365                 -

Cash and cash equivalents, end of period.................       $        646,088   $   455,304   $       646,088
                                                               ================= ============== ================


Supplemental disclosure of cash flow information:

   Interest paid in cash.................................       $              -   $          -   $       6,620
                                                               ================= ===============  ==============
   Income taxes paid in cash.............................       $              -   $          -   $           -
                                                               ================= ===============  ==============

Supplemental Disclosure of non-cash investing and financing activities:

   Common stock exchanged for technology.................       $              -   $          -    $     250,040
                                                               ================= ===============  ==============
   Note payable converted to company stock...............       $              -   $          -    $     590,926
                                                               ================= ===============  ==============
   Contributed capital by shareholders for expenses.......      $              -   $          -    $      31,200
                                                               ================= ===============  ==============
   Note receivable from sale of subsidiary................      $      5,109,743   $          -    $   5,109,743
                                                               ================= ===============  ==============




                     See accompanying notes to financial statements








                             SCIENTIFIC ENERGY, INC.
                          (A Development Stage Company)
                    Notes to Consolidated Financial Statements
                                December 31, 2008


Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. The business plan of the Company is to enter into natural resources industry in China. As of December 31, 2008, the Company was in the development stage.

The consolidated financial statements include the accounts of the Company and its subsidiary, PDI Global Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks. Cash and cash equivalents totals $646,088. Of this amount only $250,000 is insured by the bank.

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

     Office equipment             5 years
     Furniture and fixtures       7 years

Depreciation expense for the years ended December 31, 2008 and 2007 was $475 and $18,157, respectively. $17,878 of the depreciation expense in 2007 was from discontinued operations.

Principles of Consolidation

The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company's subsidiaries to present them in conformity with generally accepted accounting principles in the United States of America.

Income (loss) per Share

Income (loss) per common share is computed pursuant to the provisions of SFAS No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the additional dilution for all potentially dilutive securities such as unvested restricted common stock and convertible preferred stock.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, or SFAS 160. SFAS 160 amended Accounting Reaseach Bulletin No. 51, "Consolidated Financial Statements," or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our financial statements.

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early applications encourged. The statement encourges, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

Note 3 - Principal Stockholder

As of December 31, 2008, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 32,790,500 shares, or 34.5%, of the Company's common stock. Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4 - Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of December 31, 2008, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

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

On May 15, 2008, the Company issued 28,800,000 shares of its common stock as part of the 90,000,000 issued in the private placement, to Kelton Capital Group Ltd., a company controlled by Stanley Chan, our president and CEO, in exchange for $1,728,000 in cash.

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

Note 7 - Establishment of a Subsidiary

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., which was incorporated under the laws of Territory of the British Virgin Islands on January 21, 2008, entered into a joint venture agreement with China Resources Development Group Ltd., a Hong Kong company. Under the agreement, a joint venture company, Kabond Investments Limited (the "JVC"), has been established in Hong Kong, and the Company invested $39.6 million Hong Kong dollars (approximately USD$5.09 million) into the JVC for 72% of the JVC's capital shares, and China Resources Development Group Ltd., jointly with its partner, invested $15.4 million Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC's capital shares.

On December 22, 2008, all equity interest of the JVC, Kabond Investments Ltd., owned by the Company, was sold to Silverbird Holdings Limited, a British Virgin Island corporation for $39.6 million Hong Kong dollars (approximately USD$5.11 million).

Note 8 - Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards (net operating losses) have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry-forwards generated during the period from May 30, 2001, (date of inception) through December 31, 2008, of $944,405 will begin to expire in 2021. Accordingly, deferred tax assets consisting of the tax effects of the net operating losses and other differences of approximately $330,542 at December 31, 2008 were offset by the valuation allowance, which increased by $33,205 during the year ending December 31, 2008 and decreased by $22,095 during the year ending December 31, 2007.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2007 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2007 and 2008

Note 9 - Subsequent Events

On January 15, 2009, the Company, through its wholly owned subsidiary PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd., a Hong Kong company ("China Resources"). Under the agreement, the Company will invest $43,040,000 Hong Kong dollars (approximately US$5.55 million) into a joint venture company Sinoforte Limited ("SFL"), which was set up by China Resources in Hong Kong. The Company will get 80% of SFL's capital shares, and CRL will, jointly with its partner, invest $10,760,000 Hong Kong dollars (approximately US$1.39 million) into SFL to receive 20% of SFL's capital shares. The main business of SFL is trading mineral products such as graphite produced in China.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE


None.



Item 9A(T).   CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Company, and effected by the Company's management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

      o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company's management; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Company's management concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.



Item 9B.   OTHER INFORMATION


None.




                                     PART III


Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


Directors and Officers

The following table sets forth the name, age, position and term of directorship, as applicable, of the Company's director and executive officer as of the date hereof.

     Name     Age                       Position
------------  ---  -----------------------------------------------------------
Stanley Chan  54   President, Chief Executive Officer, Chief Financial Officer
                   and Director

Stanley Chan has been a Director, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Company since May 8, 2006. Additionally, since 2000, Mr. Chan has been the President and Chairman of the Board of Directors of Tianloon Trading Co., Ltd, an import and export company. He is also the President and Chairman of Kelton Investments Group, Ltd. a private investment company. Mr. Chan has more than ten years of experience in import-export business and financial investment.

Mr. Chan has never held any position in a reporting company.

Directors are elected annually and hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers are appointed by, and serve at the discretion of the Company's Board of Directors.

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

Not applicable.

Involvement in Certain Legal Proceedings

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

Audit, Nominating and Compensation Committees

The board of directors of the Company does not have standing audit, nominating or compensation committees, and our board of directors performs the functions that would otherwise be delegated to such committees. Currently, our board of directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our board of directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances. However, we anticipate that our board of directors will seek qualified independent directors to serve on the Board and ultimately form standing audit, nominating and compensation committees.

There are no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Review, approval and ratification of related party transactions

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

Code of Ethics

The Company has formally adopted a written Code of Business Conduct and Ethics which applies to directors, officers, senior management, and certain other employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% shareholders were satisfied during the fiscal year ended December 31, 2008.



Item 11.  EXECUTIVE COMPENSATION


The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table


                                Summary Compensation Table
------------------------------------------------------------------------------------------------------
                                                          Non-      Nonquali-
                                                         Equity       fied
                                                       Incentive    Deferred          All
Name and                              Stock   Option      Plan      Compensation     Other
Principal            Salary   Bonus   Awards  Awards  Compensation   Earnings     Compensation  Total
Position      Year    ($)      ($)     ($)     ($)       ($)            ($)           ($)        ($)
------------------------------------------------------------------------------------------------------
Stanley Chan  2008     -        -       -       -         -             -              -          -
CEO and       2007     -        -       -       -         -             -              -          -
President
------------------------------------------------------------------------------------------------------

At the end of the last completed fiscal year, there were no "most highly compensated executive officers" as that term is defined in Item 402(a)(2) of Regulation S-K, and there were no additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as our executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

The Company does not have any equity incentive plans. No option or stock awards have been granted to any of our executive officers or directors since our inception. Pursuant to Item 402(a)(4) of Regulation S-K, the Outstanding Equity Awards at Fiscal Year-End Table is omitted because there has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table.

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




Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                         RELATED STOCKHOLDER MATTERS


The following table sets forth certain information regarding the common stock beneficially owned as of December 31, 2008 by (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of the common stock; (ii) each of our directors and director nominees; (iii) each of our current Named Executive Officers; and (iv) all current executive officers and directors as a group. There were 94,915,855 shares of the Company's common stock outstanding as of December 31, 2008. The Company has no other classes of voting securities outstanding.


                     Name and Address     Amount and Nature        Percentage of
Title of Class    of Beneficial Owner   of Beneficial Ownership   Common Stock (1)
-------------  ------------------------ -----------------------  -----------------
Common Stock    Stanley Chan (2)         31,190,500 shares (3)         33.1%
                27 Weldon Street
                Jersey City, NJ 07306

Common Stock    All officers and         31,190,500 shares             33.1%
                Directors as a group
-----------------------------------------------------------------------------------

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

(3) Represents 31,190,500 shares held by Kelton Capital Group Limited.




Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE



There is no material relationships between the Company and its directors and executive officers other than the transactions and relationships described below:

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

Parents

None.

Promoters and Certain Control Persons

Please refer to the transactions disclosed above "Transactions with Related Persons."

Director Independence

The Company is presently not required to comply with the director independence requirements of any securities exchange, which requires that a majority of a company's directors be independent. The board of directors of the Company intends to appoint additional members, each of whom will satisfy such independence requirements.



Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES


Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31, 2008 and 2007 and reviews of the Company's interim financial statements included in the Company's Forms 10-K for fiscal 2008 and 2007 were $26,500 and $21,000, respectively.

Audit-Related Fees

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees

None.

All Other Fees

None.

Board Approval of Services

It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company. The Board approved of 100% of the services provided by the independent accountant in 2008 and 2007.




                                 PART IV


Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES


  No                         Exhibit
-----    -----------------------------------------------------------------------
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


SCIENTIFIC ENERGY, INC.


By: /s/ Stanley Chan
---------------------------------------------------------
Stanley Chan, President, Chief Executive Officer, Chief
Financial Officer and Director

Date:  April 8, 2009