Form 10-Q
period 2009-03-31
SCIENTIFIC ENERGY INC
filed 2009-05-20
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

 [  ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number:                                          000-50559

__________________________________________________

SCIENTIFIC ENERGY, INC.

--------------------------------------------------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Utah                                                                87-0680657

----------------------------------------------------------------------------------------------------------------------------

State or other jurisdiction                                       (I.R.S. Employer Identification No.)

                  of incorporation or organization)

27 Weldon Street, Jersey City, New Jersey 07306

---------------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

(201) 985-8100

------------------------------------------------------------------------------------------------------------------------

(Registrant’s telephone number, including area code)

N/A

-------------------------------------------------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [X]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "larger accelerated filer”, and “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]             Accelerated filer     [   ]

Non Accelerated filer [  ]   (Do not check if a smaller reporting company)

Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act.)                    Yes  [   ]        No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   94,915,855 shares of common stock, par value $0.01, as of May 20, 2009.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

SCIENTIFIC ENERGY, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,242,099	$646,088
Note receivable	4,851,678	5,109,743
Prepaid expenses	2,304	-
Total Current Assets	7,096,081	5,755,831

Property, plant and equipment, net of accumulated depreciation	2,544	2,722
Total Assets	$7,098,625	$5,758,553

LIABILITIES AND EQUITY
Current liabilities:
Other payables	$1,630	$-
Salaries payable	12,000	-
Total Current Liabilities	13,630	-

Scientific Energy, Inc. stockholders' equity:
Preferred stock: par value $0.01; 25,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $0.01; 100,000,000 shares authorized;
94,915,855 shares issued and outstanding	949,159	949,159
Additional paid-in capital	5,734,030	5,734,030
Deficit accumulated during the development stage	(994,134)	(944,405)
Accumulated other comprehensive income	19,673	19,769
Total Scientific Energy, Inc. stockholders' equity	5,708,728	5,758,553

Noncontrolling interest	1,376,267	-
Total Equity	7,084,995	5,758,553
Total Liabilities and Equity	$7,098,625	$5,758,553

See accompanying notes to unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2008 and 2008

and May 30, 2001 (inception) to March 31, 2009

(Unaudited)

			Cumulative
			Since May 30, 2001
	Three months ended March 31,		(inception) to
	2009	2008	March 31, 2009
Revenues:
Sales revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Expenses:
Research and development	-	-	68,090
General and administrative	62,161	26,001	786,842
Write-down of technology and royalties	-	-	250,040

Total expenses	62,161	26,001	1,104,972
Income (loss) from operations	(62,161)	(26,001)	(1,104,972)

Other income (expense)
Interest expense		-	(20,207)
Total other income (expense)	-	-	(20,207)

Net loss before discontinued operations	(62,161)	(26,001)	(1,125,179)

Income (loss) from discontinued operations	-	-	375

Gain on disposal of subsidiary	-	-	118,238
Net loss before income taxes	(62,161)	(26,001)	(1,006,566)

Income tax expense	-	-	-

Net income (loss)	(62,161)	(26,001)	(1,006,566)
Less: Net income (loss) attributable to the noncontrolling interest	(12,432)	-	(12,432)
Net income (loss) attributable to Scientific Energy, Inc.	$(49,729)	$(26,001)	$(994,134)

Earnings per share – basic and diluted:
Earnings per share attributable to Scientific Energy, Inc. common stockholders	$(0.00)	$(0.01)

Weighted –average shares outstanding, basic and diluted	61,628,184	4,915,855

Scientific Energy, Inc. Comprehensive Income
Net income (loss)	$(62,161)	$(26,001)

Other comprehensive income, net of tax
Foreign currency translation adjustment	(96)	-
Comprehensive income (loss)	$(62,257)	$(26,001)

Comprehensive (income) loss attributable to the noncontrolling interest	12,451	-
Comprehensive income (loss) attributable to Scientific Energy, Inc.	$(49,806)	$(26,001)

See accompanying notes to unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flow (Unaudited)

			May 30, 2001
	Three months ended March 31,		(inception) to
	2009	2008	March 31, 2009
Cash Flows from Operating Activities:
Net income (loss) attributable to Scientific Energy, Inc.	$(49,729)	$(26,001)	$(994,134)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	178	72	19,326
Gain on disposal of subsidiary	-	-	(118,238)
Write-down of technology and royalties	-	-	250,040
Stock issued for expenses	-	-	31,200
Noncontrolling interest	(12,432)	-	(12,432)
Changes in operating assets and liabilities:
Prepaid expenses	(2,304)	-	(2,304)
Accounts payable	-	(50)	-
Salaries Payable	12,000	(8,000)	12,000
Other payables	1,630	-	1,630
Net cash provided by operating activities:	(50,657)	(33,979)	(812,912)

Cash Flows from Investing Activities:
Purchase of subsidiary	-	-	(5,389,974)
Proceeds from sale of subsidiary	-	-	400,000
Purchase of property, plant and equipment	-	-	(3,632)
Proceeds from note receivable	258,065	-	258,065
Net cash used in investing activities:	258,065	-	(4,735,541)

Cash Flows from Financing Activities:
Principle payment on stockholder loans	-	-	(39,915)
Proceeds from stockholder loans	-	-	630,841
Issuance of common stock	-	-	5,800,000
Contributed capital by stockholders	-	-	11,023
Investment in subsidiary by noncontrolling interest	1,388,699	-	1,388,699
Net cash provided (used in) financing activities:	1,388,699	-	7,790,648

Effect of rate changes on cash	(96)	-	(96)

Increase (decrease) in cash and cash equivalents	1,596,011	(33,979)	2,242,099

Cash and cash equivalents, beginning of period	646,088	455,304	-

Cash and cash equivalents, end of period	$2,242,099	$421,325	$2,242,099

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock exchanged for technology	$-	$-	$250,040
Note payable converted to company stock	$-	$-	$590,926
Contributed capital by shareholders for expenses	$-	$-	$31,200
Note receivable from sale of subsidiary	$-	$-	$5,109,743

See accompanying notes to unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2009

Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001.  The business plan of the Company is to enter into natural resources industry in China. As of March 31, 2009, the Company was in the development stage.

The consolidated financial statements include the accounts of the Company and its subsidiaries, PDI Global Limited and Sinoforte Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2009. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Scientific Energy, Inc. included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

     Office equipment            5 years

     Furniture and fixtures     7 years

Depreciation expense for the three months ended March 31, 2009 and 2008 was $178 and $72, respectively.

Note Receivable

The Note Receivable of the Company is considered short-term. The Company records the Note Receivable at its net realized value. As of March 31, 2009, no allowance was recorded.

Principles of Consolidation

The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with generally accepted accounting principles in the United States of America.

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

Recent Accounting Pronouncements

 No recent accounting pronouncements effect the Company’s current consolidated financial statements.

Note 3 - Principal Stockholder

As of March 31, 2009, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 32,790,500 shares, or 34.5%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4- Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2009, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

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

Note 6 – Establishment of a Subsidiary

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., which was incorporated under the laws of Territory of the British Virgin Islands on January 21, 2008, entered into a joint venture agreement with China Resources Development Group Ltd., a Hong Kong company. Under the agreement, a joint venture company, Kabond Investments Limited (the “JVC”), has been established in Hong Kong, and the Company invested $39.6 million Hong Kong dollars (approximately USD$5.09 million) into the JVC for 72% of the JVC’s capital shares, and China Resources Development Group Ltd., jointly with its partner, invested $15.4 million Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC’s capital shares.

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

Note 7- Income Taxes

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

The Company has no tax positions at March 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended March 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2009 and 2008.

Note 8 - Note Receivable

On December 22, 2008, the Company, through its subsidiary PDI Global Ltd. entered into a share purchase agreement with Silverbird Holdings Ltd. to sell 72% of equity interest in Kabond Investments Ltd., a subsidiary of PDI Global, for $39.6 million Hong Kong dollars, approximately US$5.11 million in the form of a note receivable.  The Note bears no interest.  As of March 31, 2009, $2 million Hong Kong dollars, or approximately US$258,065 was repaid, and the remaining US$4,851,678 are scheduled to be paid in full by the end of 2009.

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

Overview

The Company had not engaged in material operations or realized revenues for several years. In April 2007, the Company acquired certain heavy drilling equipment, facilities and contract rights associated with crude oil drilling and service business from PT Prima Jasa Energy, an Indonesian crude oil drilling and service firm (“PJE”). At the same time, the Company entered into a long-term drilling services agreement with PJE, pursuant to which PJE provided crude oil drilling and services to the Company. In October 2007, the Company sold all drilling equipment, facilities and associated contract rights the Company purchased from PJE to Bermon Capital Holdings Limited, and intends to enter into natural resources industry in China.

On January 21, 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., entered into an agreement with China Resources Development Group Ltd., a Hong Kong company. Under the agreement, a joint venture company, Kabond Investments Limited, was set up in Hong Kong, and the Company invested $39.6 million Hong Kong dollars (approximately US$5.09 million) into the JVC to get 72% of the JVC’s capital shares, and China Resources, jointly with its partner, agreed to invest $15,400,000 Hong Kong dollars (approximately US$1.98 million) into the JVC to receive 28% of the JVC’s capital shares.

On December 22, 2008, PDI Global Ltd. entered into a share purchase agreement with Silverbird Holdings Ltd., a British Virgin Island corporation (“Silverbird”). Pursuant to the agreement, PDI Global agreed to sell and Silverbird agreed to acquire 72% of equity interest in Kabond Investments Ltd., a subsidiary of PDI Global, for $39.6 million Hong Kong dollars, approximately US$5.11 million in the form of a note receivable.

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

Results of Operations

For the Three Months Ended March 31, 2009 and 2008

Revenues

For the three months ended March 31, 2009 and 2008, the Company had not conducted any revenue generating operations. Accordingly, no revenues were generated during both periods.

Operating Expenses

For the three months ended March 31, 2009, the Company's general and administrative expenses were $62,161 compared to $26,001 for the same period of the prior year. The increase in operating expenses was largely due to general and administrative expenses incurred by the Company’s newly established subsidiary Sinofote Limited during the period.

Net Income (Loss)

For the three months ended March 31, 2009, the Company had a net loss of $62,161, or $(0.00) per share, as compared to a net income of $26,001, or $(0.01) per share, for the prior year.

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

At March 31, 2009, the Company had cash and cash equivalents of $2,242,099.

The Company’s sources of working capital are limited.  Its current proposed business plan may call for additional capital.  To finance any business operations, it may be necessary for the Company to raise additional funds through public or private financings.  Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders.  There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our financial statements and related public information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that may have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 to our financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information in this Item.

Item 4T.  Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Disclosure Controls") that are designed to ensure that information the Company is required to disclose in reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management evaluated the effectiveness of our Disclosure Controls.  Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of March 31, 2009.

Limitations on the Effectiveness of Controls

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

During the first quarter of 2009, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports

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

Date:  May 20, 2009