Form 10-K/A
period 2008-12-31
SCIENTIFIC ENERGY INC
filed 2009-07-15
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2008

o Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for The Transition Period From __________To ____________

Commission file number: 000-50559

SCIENTIFIC ENERGY, INC

(Name of Small Business Issuer in Its Charter)

Utah	87-0680657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Weldon Street Jersey City, New Jersey 07306 (Address of principal executive offices including zip code)

(201) 985-8100 (Registrant’s telephone number)

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

Large accelerated filer    [   ]             Accelerated filer     [   ]

Non Accelerated filer      [   ] (Do not check if a smaller reporting company)

Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act.)   Yes [   ]        No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $505,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 94,915,855 shares as of April 8, 2009.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Scientific Energy, Inc. (the “Company”) for the year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on April 10, 2009, (the “Original Filing”) is solely to revise and restate the certification pursuant to Rule 13a–14(a)/15d–14(a) of the Securities Exchange Act, as amended, made by the Company’s Chief Executive Officer and Chief Financial Officer under the heading “Exhibit 31.1”.  Specifically, the certification is revised and restated exactly as set forth in Item 601(b)(31)(i) of Regulation S-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications. Except for the amended disclosure contained herein, this Amendment does not modify or update disclosures contained in the Original Filing.

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

2.1	Share Purchase Agreement dated April 13, 2006, by and among by Todd Crosland, Jana Meyer, Mark Clawson, Dale Gledhill and Kelton Capital Group Limited.

3.1	Amended Articles of Incorporation dated January 25, 2007

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO

32.1*	Section 1350 Certifications of CEO and CFO

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

July 15, 2009	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

3