Form 10-Q
period 2009-06-30
SCIENTIFIC ENERGY INC
filed 2009-08-19
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

 [  ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number:                                          000-50559

__________________________________________________

SCIENTIFIC ENERGY, INC.

-----------------------------------------------------------------------------------------------------------------------------------------------------

(Exact name of registrant as specified in its charter)

Utah                                                                87-0680657

-----------------------------------------------------------------------------------------------------------------------------------------------------

State or other jurisdiction                                       (I.R.S. Employer Identification No.)

                  of incorporation or organization)

27 Weldon Street, Jersey City, New Jersey 07306

---------------------------------------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

(201) 985-8100

-----------------------------------------------------------------------------------------------------------------------------------------------------

(Registrant’s telephone number, including area code)

N/A

----------------------------------------------------------------------------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant has not been phased into the Interactive Data reporting system.                  Yes [  ]   No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "larger accelerated filer”, and “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]             Accelerated filer     [   ]

Non Accelerated filer [  ]   (Do not check if a smaller reporting company)

Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act.)                    Yes  [   ]        No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   94,915,855 shares of common stock, par value $0.01, as of August 19, 2009.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

SCIENTIFIC ENERGY, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,748,010	$646,088
Accounts receivable	519,382	-
Note receivable	3,819,447	5,109,743
Prepaid expenses	2,303	-
Total Current Assets	6,089,142	5,755,831

Property, plant and equipment, net of accumulated depreciation	3,632	3,632
Less: accumulated depreciation	(1,265)	(910)
	2,367	2,722

Total Assets	$6,091,509	$5,758,553

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$349,601	$-
Total Current Liabilities	349,601	-

Scientific Energy, Inc. stockholders' equity:
Preferred stock: par value $0.01; 25,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value $0.01; 100,000,000 shares authorized;
94,915,855 shares issued and outstanding	949,159	949,159
Additional paid-in capital	5,734,030	5,734,030
Deficit accumulated during the development stage	(1,029,353)	(944,405)
Accumulated other comprehensive income	19,722	19,769
Total Scientific Energy, Inc. stockholders' equity	5,673,558	5,758,553

Noncontrolling interest	68,350	-
Total Equity	5,741,908	5,758,553
Total Liabilities and Equity	$6,091,509	$5,758,553

See accompanying notes to unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended June 30, 2009 and 2008

and May 30, 2001 (inception) to June 30, 2009

(Unaudited)

 Three months ended                Six months ended                        Cumulative

                                                                                                              June 30,                                  June 30,                         Since May 30, 2001

                                                                                           ----------------------------------------   ---------------------------------            (Inception) to

2009                      2008                2009                 2008                   June 30, 2009

                                                                                            ---------------------    ----------------    ----------------  --------------       ---------------------

Sales……..……………………………………………       $        723,906        $              -        $      723,906   $            -           $        723,906

                                                                                             --------------------    -----------------    ----------------   -------------       ---------------------

Cost of goods sold………………………………. ….                   705,473                       -                 705,473                 -                     705,473

                                                                                             --------------------    -----------------     ----------------   -------------      --------------------

Gross profit…………………………………………..                     18,433                      -                   18,433                   -                     18,433

Expenses

Research and development..…………………………                               -                       -                           -                     -                     68,090

General and administrative expense...........................                      42,787              33,452               104,948            59,453                   829,629

Write-down of technology and royalties…………….                               -                       -                           -                      -                   250,040

                                                                                             -------------------   ------------------    ----------------    ----------------    -------------------

      Total expenses…………………………………..                      42,787              33,452               104,948             59,453               1,147,759

                                                                                             -------------------   ------------------    ----------------    -----------------   -------------------

Income (loss) from operations...................................                    (24,354)            (33,452)             (86,515)           (59,453)            (1,129,326)

Other income (expense)

Interest income………………………………………                          173                        -                    173                       -                         173

Interest expense..........................................................                               -                         -                        -                       -                 (20,207)

                                                                                              -------------------  ------------------     ----------------    ----------------     ------------------

      Total other income (expense)……………. …….                           173                        -                   173                        -                  (20,034)

                                                                                             - ------------------  ------------------    ------------------  ---- ------------    ---- --------------

Net loss before discontinued operations……………..                  (24,181)            (33,452)            (86,342)            (59,453)            (1,149,360)

Income (loss) from discontinued operations …………                             -                        -                        -                        -                         375

Gain on disposal of subsidiary………………………..                             -                         -                        -                       -                   118,238

 Net loss before taxes…………………………………                (24,181)          (33,452)             (86,342)             (59,453)            (1,030,747)

Income tax expense…………………………..............                            -                        -                         -                          -                            -

                                                                                                 ---------------  --- -------------    ----------------      ------------------   - -----------------

Net income (loss)………………………………………            (24,181)             (33,452)            (86,342)             (59,453)            (1,030,747)

Less: Net income (loss) attributable to the noncontrolling interest   (5,300)             (142)            (17,732)                  (142)                  (17,732)

                                                                                                 -----------------  ----------------   -----------------    ---- -------------   -------------------

Net income (loss) attributable to Scientific Energy, Inc….          $ (18,881)    $  (33,736)     $    (68,610)      $       (59,737)      $   (1,013,015)

Earnings per share – basic and diluted:

   Earnings per share attributable to Scientific Energy, Inc.

       Common stockholders…………………………………       $     (0.00)     $      (0.00)      $       (0.00)       $        (0.00)

                                                                                                   ==========  =========   ==========    =========

Weighted-average shares outstanding, basic and diluted…..       94,915,855    50,410,360      94,915,855         27,663,108

                                                                                              ==========  =========  == ========    =========

Scientific Energy, Inc. comprehensive income (loss)

Net income (loss)……………………………………….        $   (24,181)   $    (33,452)     $    (86,342)     $    (59,453)

Other comprehensive income (loss), net of tax

   Foreign currency translation adjustment……………….                 (49)                    87                (47)                     87

Comprehensive income (loss)…………………………….     $   (24,230)    $   (33,365)     $   (86,389)      $    (59,366)

                                                                                               ==========  ==========  =========    ==========

Comprehensive income (loss) attributable to

     the noncontrolling interest……………………………..                   12                 (55)                 325                  (55)

Comprehensive income (loss) attributable to

      Scientific Energy, Inc………………………………….     $  (24,218)     $  (33,420)     $  (86,069)      $     (59,421)

                                                                                                ==========  =========  ==========  ===========

See accompanying notes to unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flow (Unaudited)

			May 30, 2001
	Six months ended June 30,		(inception) to
	2009	2008	June 30, 2009
Cash Flows from Operating Activities:
Net income (loss) attributable to Scientific Energy, Inc.	$(68,610)	$(59,737)	$(1,013,015)
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	355	183	19,503
Gain on disposal of subsidiary		-	(118,238)
Write-down of technology and royalties		-	250,040
Stock issued for expenses		-	31,200
Noncontrolling interest	(17,732)	(142)	(17,732)
Changes in operating assets and liabilities:
Decrease (Increase) in other receivables	(519,249)		(519,249)
Decrease (Increase) in Prepaid expenses	(2,302)	-	(2,302)
Increase (Decrease) in Accounts payable	348,414	(2,750)	348,414
Increase (Decrease) in Salaries Payable		(20,000)	0
Increase (Decrease) in Other payables	1,097	-	1,097
Net cash provided by operating activities:	(258,027)	(82,446)	(1,020,282)

Cash Flows from Investing Activities:
Purchase of subsidiary		-	(5,389,974)
Proceeds from sale of subsidiary		-	400,000
Purchase of property, plant and equipment		(1,172)	(3,632)
Proceeds from note receivable	1,290,296	-	1,290,296
Net cash used in investing activities:	1,290,296	(1,172)	(3,703,310)

Cash Flows from Financing Activities:
Principle payment on stockholder loans	-	-	(39,915)
Proceeds from stockholder loans	-	-	630,841
Issuance of common stock	-	5,400,000	5,800,000
Contributed capital by stockholders	-	-	11,023
Investment in subsidiary by noncontrolling interest	1,388,213	645,048	1,388,213
Withdrawal of investment by noncontrolling interest	(1,302,629)	-	(1,302,629)
Deemed dividend to non-controlling interest	(16,338)	-	(16,338)
Net cash provided (used in) financing activities:	69,246	6,045,048	6,471,195

Effect of rate changes on cash	407	426	407

Increase (decrease) in cash and cash equivalents	1,101,922	5,961,856	1,748,010

Cash and cash equivalents, beginning of period	646,088	455,304	-

Cash and cash equivalents, end of period	$1,748,010	$6,417,160	$1,748,010

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$-
Taxes paid in cash	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock exchanged for technology	$-	$-	$250,040
Note payable converted to company stock	$-	$-	$590,926
Contributed capital by shareholders for expenses	$-	$-	$31,200
Note receivable from sale of subsidiary	$-	$-	$5,109,743

See accompanying notes to unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

June 30, 2009

Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001.  The business plan of the Company is to enter into natural resources industry in China. As of June 30, 2009, the Company was in the development stage.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented.  The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2009. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Scientific Energy, Inc. included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

     Office equipment            5 years

     Furniture and fixtures     7 years

Depreciation expense for the three months ended June 30, 2009 and 2008 was $354 and $183, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB No. 104”).  Sales revenues are recognized when the products are shipped to the customers, net of discounts and collectibility is reasonably assured.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on a review of specifically identified accounts and aging data. The Company reviews its allowance for doubtful accounts monthly. As of June 30, 2009, no allowance for doubtful accounts is made.

Note Receivable

The Note Receivable of the Company is considered short-term.  The Company reviews its allowance for doubtful accounts monthly.  As of June 30, 2009, no allowance was recorded.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides (i) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods beginning after June 15, 2009.

 The Company adopted the provisions of SFAS 165 on June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods beginning after November 15, 2009. The Company is currently evaluating the impact of adoption of SFAS 167 on its financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  On the effective date of this standard, FASB Accounting Standards Codification (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS No. 168.

Note 3 - Principal Stockholder

As of June 30, 2009, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 32,790,500 shares, or 34.5%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4- Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2009, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

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

On December 22, 2008, all equity interest of the JVC, Kabond Investments Ltd., owned by the Company, was sold to Silverbird Holdings Limited for $39.6 million Hong Kong dollars (approximately USD$5.11 million).

On January 15, 2009, the Company, through its wholly owned subsidiary PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd., ("China Resources"). Under the agreement, the Company will invest $43,040,000 Hong Kong dollars (approximately US$5.55 million) into a joint venture company Sinoforte Ltd in Hong Kong.  The Company will get 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, approximately US$1,318,967, and another investor invested HK$538,000, or approximately US$69,419, into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively.  The main business of Sinoforte is trading mineral products such as graphite produced in China.

In June 2009, China Resources canceled the original investment, i.e., HK$10,222,000, or US$1,318,967.  As a result, the total capital of Sinoforte became HK$43,578,000, or US$5,622,967, of which, the Company owns HK$43,040,000 (approximately US$5,553,548), or 98.765%, and the another investor owns HK$538,000 (approximately US$69,246), or 1.235%, of the Sinoforte’s share capital.

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

The Company has no tax positions at June 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended June 30, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2009 and 2008.

Note 8 - Note Receivable

On December 22, 2008, the Company, through its subsidiary PDI Global Ltd. entered into a share purchase agreement with Silverbird Holdings Ltd. to sell 72% of equity interest in Kabond Investments Ltd., a subsidiary of PDI Global, for $39.6 million Hong Kong dollars, approximately US$5.11 million in the form of a note receivable.  The Note bears no interest.  As of June 30, 2009, $10 million Hong Kong dollars, or approximately US$1,286,173 have been repaid, and the remaining US$3,819,447 are expected to be collected   in full by the end of 2009.

Note 9 – Subsequent Event

On August 10, 2009, the Company entered into a consulting agreement with GHL International Ltd. Under the agreement, GHL will provide strategic planning, financing, marketing and business development services to the Company.  The Company agreed to pay the Consultant on a monthly basis at an hourly rate of $200.

Note 10 – Noncontrolling Interest

In June 2008, China Resources cancelled their original investment of HK$10,222,000, or US$1,318,967 in Sinforte. Because they received the full amount of their original investment back, the losses attributed to their shares were considered a dividend in the amount of US$16,338.

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

Overview

The Company had not engaged in material operations or realized revenues for several years. In April 2007, the Company acquired certain heavy drilling equipment, facilities and contract rights associated with crude oil drilling and service business from PT Prima Jasa Energy, an Indonesian crude oil drilling and service firm (“PJE”). At the same time, the Company entered into a long-term drilling services agreement with PJE, pursuant to which PJE provided crude oil drilling and services to the Company. In October 2007, the Company sold all drilling equipment, facilities and associated contract rights and intends to enter into natural resources industry in China.

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

On December 22, 2008, PDI Global Ltd. entered into a share purchase agreement with Silverbird Holdings Ltd., (“Silverbird”). Pursuant to the agreement, PDI Global agreed to sell and Silverbird agreed to acquire 72% of equity interest in Kabond Investments Ltd., a subsidiary of PDI Global, for $39.6 million Hong Kong dollars, approximately US$5.11 million in the form of a note receivable.

On January 15, 2009, the Company, through its wholly owned subsidiary PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd. ("China Resources"). Under the agreement, the Company invested $43,040,000 Hong Kong dollars (approximately US$5.55 million) into a joint venture company Sinoforte Ltd in Hong Kong.  The Company got 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, and another investor invested HK$538,000 into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively.

In June 2009, China Resources cancelled its original investment (HK$10,222,000, approximately US$1,318,967).  As a result, the total capital of Sinoforte became HK$43,578,000, in which the Company owns approximately 98.765%.

The main business of Sinoforte is trading mineral products such as graphite produced in China. Currently Sinoforte acts as a reseller of graphite products. Under current business conditions, Sinoforte places purchase orders after it receives orders from buyers so that there was no inventory.  On August 10, 2009, the Company engaged a professional firm to provide strategic planning, financing, marketing and business development services.  Prior to the formal engagement, the professional firm had provided such service without charge to the satisfaction of the Company.

During the second quarter of 2009, Sinoforte started to generate sales.

Results of Operations

For the Three Months Ended June 30, 2009 and 2008

Sales

In April 2009, the Company started to generate revenue from sale of graphite products.  For the three months ended June 30, 2009, the Company’s sales were $723,906. The Company had no sales for the quarter ended June 30, 2008.

Costs of Goods Sold

Cost of goods sold for the three months ended June 30, 2009 was $705,473, or approximately 97.5% of the sales.  No cost of goods sold occurred for the same period of the previous year.

General and Administrative Expenses

For the three months ended June 30, 2009, the Company's general and administrative expenses were $42,787 compared to $33,452 for the same period of the prior year. The increase in general and administrative expenses was largely due to Sinoforte’s general and administrative expenses from its newly launched business activities during this quarter.

Net Income (Loss)

For the three months ended June 30, 2009, the Company had a net loss of $18,881, or $(0.00) per share, as compared to a net loss of $33,736, or $(0.00) per share, for the same period of the previous year.

For the Six Months Ended June 30, 2009 and 2008

Sales

In April 2009, the Company started to generate revenue from sale of graphite products.  For the six months ended June 30, 2009, the Company’s sales were $723,906. The Company had no sales for the same period of the last year.

Costs of Goods Sold

Cost of goods sold for the six months ended June 30, 2009 was $705,473, or approximately 97.5% of the sales.  No cost of goods sold occurred for the same period of the previous year.

General and Administrative Expenses

For the six months ended June 30, 2009, the Company's general and administrative expenses were $104,948 compared to $59,453 for the same period of the prior year. The increase in general and administrative expenses was largely due to Sinoforte’s general and administrative expenses from its newly launched business activities during the second quarter of 2009.

Net Income (Loss)

For the six months ended June 30, 2009, the Company had a net loss of $68,610, or $(0.00) per share, as compared to a net loss of $59,737, or $(0.00) per share, for the same period of the previous year.

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

At June 30, 2009, the Company had cash and cash equivalents of $1,748,010.  For the six months ended June 30, 2009, the Company used cash of $258,027 in operating activities, primarily as a result of its net loss of $86,120, an increase in other receivable of $519,249, and increase in accounts payable of $348,414. By comparison, net cash used in operating activities was $82,020 for the six months ended June 30, 2008.

Net cash provided by investing activities for the six months ended June 30, 2009 was $1,290,296, resulting from the proceeds (by installment) from the sale of an investment of $5.11 million in December 2008.  The net cash provided by financing activities for the six months ended June 30, 2009 was $69,246, which was consisted of equity in joint venture.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports

 (a)    Exhibits:

Exhibit No.                Title of Document

----------      ----------------------------------------------

  31               Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32               Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

By: /s/ Stanley Chan

-----------------------------------------

Stanley Chan

President and Chief Executive Officer

Date:  August 19, 2009