Form 10-Q
period 2009-09-30
SCIENTIFIC ENERGY INC
filed 2009-11-13
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number 000-50559

Scientific Energy, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0680657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

27 Weldon Street, Jersey City, New Jersey	07306
(Address of principal executive offices)	(Zip Code)

(201) 985-8100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ¨   No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer ¨	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ¨    No  x

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   94,915,855 shares of common stock, par value $0.01, as of November 13, 2009.

SCIENTIFIC ENERGY, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENTIFIC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,725,098	$646,088
Accounts receivable	529,289	-
Note receivable	2,529,125	5,109,743
Inventory	1,278,968	-
Total current assets	6,062,480	5,755,831
Property and equipment
Office equipment	5,941	3,632
Less: Accumulated depreciation	(1,506)	(910)
Total Property and Equipment	4,435	2,722

Total assets	$6,066,915	$5,758,553

Liabilities and Stockholders Equity
Current liabilities:
Accounts payable	$529,717	$-
Salaries payable	12,000	-
Total current liabilities	541,717	-

Stockholders’ Equity
Preferred stock: par value $0.01; 25,000,000 shares authorized;
None issued and outstanding		-
Common stock: par value $0.01: 100,000,000 shares authorized;
94,915,855 shares issued and outstanding	949,159	949,159
Additional paid-in capital	5,734,030	5,734,030
Accumulated deficit	(1,178,043)	(944,405)
Accumulated other comprehensive income	20,052	19,769
Total Stockholders’ Equity	5,525,198	5,758,553

Total liabilities and members’ (deficit) equity	$6,066,915	$5,758,553

See accompanying notes to unaudited consolidated financial statements.

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30	September 30,
		2009	2008	2009	2008

Sales		$804,513	-	$1,528,419	$-

Cost of goods sold		761,670	-	1,467,143	-

Gross profit		42,843	-	61,276	-

Expenses
General and administrative expense		190,215	26,679	295,163	86,132
		190,215	26,679	295,163	86,132

loss from operations		(147,372)	(26,679)	(233,887)	(86,132)

Other income (expense):
Interest income		176	-	349	-
Total other income (expense)		176	-	349	-
Net loss before income taxes		(147,196)	(26,679)	(233,538)	(86,132)
Income tax expense		100	-	100	-
Net loss		$(147,296)	$(26,679)	$(233,638)	$(86,132)

Less: net loss attributed to noncontrolling interest		-	4,645	-	4,503
Loss attributed to Scientific Energy, Inc.		$(147,296)	$(22,034)	$(233,638)	$(81,629)

Earnings per share – basic and diluted	$$	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted		94,915,855	94,915,855	94,915,855	50,244,322

Scientific Energy, Inc. comprehensive income (loss)		(147,296)	(26,679)	(233,638)	(86,132)
Net income (loss)
Other comprehensive income (loss), net of tax: Foreign currency translation adjustment		330	(284)	283	(197)
Comprehensive income (loss)		(146,966)	(26,963)	(233,355)	(86,329)
Comprehensive income (loss) attributable to the noncontrolling interest		-	4,361	-	4,306

Comprehensive income (loss) attributable to Scientific Energy, Inc.		(146,966)	(22,602)	(233,355)	(82,023)

See accompanying notes to unaudited consolidated financial statements.

SCIENTIFIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2009	2008

Cash Flow From Operating Activities
Net loss	$(233,638)	$(81,629)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	596	314
Noncontrolling interest loss	-	4,503
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(529,194)	-
Decrease (Increase) in inventory	(1,278,968)
Increase (Decrease) in accounts payable	529,623	375
Increase (Decrease) in salaries payable	12,000	(8,000)
Net cash used in operating activities	(1,499,581)	(84,437)

Cash Flow From Investing Activities
Purchase of property, plant and equipment	(2,308)	(1,172)
Proceeds from note receivable	2,580,643	-
Net cash provided by (used in ) investing activities	2,578,335	(1,172)

Cash Flow From Financing Activities
Issuance of common stock	-	5,400,000
Investment in subsidiary by noncontrolling interest	1,388,386	1,192,076
Withdraw of investment by noncontrolling interest	(1,388,386)	-
Net cash provided by financing activities	-	6,592,076

Effect of rate change on cash	256	-

Increase (decrease) in cash and cash equivalents	1,079,010	6,506,467
Cash and cash equivalents, beginning of period	646,088	455,304
Cash and cash equivalents, end of period	$1,725,098	$6,961,771

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Taxes paid in cash	$100	$ $-

Non-cash investing and financing transactions:

Common stock exchanged for technology	$-	$-
Note payable converted to company stock	$-	$-
Contributed capital by stockholders for expenses	$-	$-
Note receivable from sale of subsidiary	$-	$-

See accompanying notes to unaudited consolidated financial statements.

SCIENTIFIC ENERGY, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2009

Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001.  The business plan of the Company is to enter into natural resources industry in China. As of September 30, 2009, we have begun our principle operations and have obtained significant revenues. Therefore, we are no longer in the development stage.

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented.  The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2009. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Scientific Energy, Inc. included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

     Office equipment            5 years

     Furniture and fixtures     7 years

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $596 and $314, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB No. 104”).  Sales revenues are recognized when the products are shipped to the customers, net of discounts and collectibility is reasonably assured.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on a review of specifically identified accounts and aging data. The Company reviews its allowance for doubtful accounts monthly. As of September 30, 2009, no allowance for doubtful accounts is made.

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the First-in and First-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company determined that there was no inventory obsolescence as of September 30, 2009.

Note Receivable

The Note Receivable of the Company is considered short-term.  The Company reviews its allowance for doubtful accounts monthly.  As of September 30, 2009, no allowance was recorded.

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

Income (loss) per Share

Income (loss) per common share is computed pursuant to the provisions of FASC Topic 260. Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the additional dilution for all potentially dilutive securities such as unvested restricted common stock and convertible preferred stock.

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 - Principal Stockholder

As of September 30, 2009, Kelton Capital Group Ltd., controlled by Stanley Chan, our president and CEO, owned 32,790,500 shares, or 34.5%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4- Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of September 30, 2009, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

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

On December 22, 2008, all equity interest of the JVC, Kabond Investments Ltd., owned by the Company, was sold to Silverbird Holdings Limited for $39.6 million Hong Kong dollars (approximately USD$5,109,743).

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

In June 2009 and September 2009, respectively, China Resources and the other small investor cancelled their investments to the Company, and the full amount of their original investments was returned.  As a result, Sinoforte become the 100% owned subsidiary of the Company. Please also see Note 9 below.

Note 7 – Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the temporary differences which may arise from differences in the bases of fixed assets, depreciation methods and allowances based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carry-forwards (net operating losses) have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.

The Company adopted the provisions of FASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

During the quarter ended September 30, 2009, the Company paid $100 of minimum income tax to the State of Utah on its state tax return. The Company has no tax positions at September 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended September 30, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2009 and 2008.

Note 8 - Note Receivable

On December 22, 2008, the Company, through its subsidiary PDI Global Ltd. entered into a share purchase agreement with Silverbird Holdings Ltd. to sell 72% of equity interest in Kabond Investments Ltd., a subsidiary of PDI Global, for $39.6 million Hong Kong dollars (approximately US$5.11 million) in the form of a note receivable. The Note bears no interest. As of September 30, 2009, $20 million Hong Kong dollars, or approximately US$2,580,618 have been repaid, and the remaining US$2,529,125 are expected to be collected in full by the end of 2009.

Note 9 – Noncontrolling Interest

In June 2009 and September 2009, China Resources and the other investor canceled their original investments respectively. Because they received the full amount of their original investment back, the losses attributed to their shares were considered a dividend in the amount of US$17,732.

Note 10 – Subsequent Event

The company has evaluated subsequent events from the balance sheet date through November 10, 2009 and determined there are no events to disclose.

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

On January 15, 2009, the Company, through its wholly owned subsidiary PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd. ("China Resources"). Under the agreement, the Company invested $43,040,000 Hong Kong dollars (approximately US$5.55 million) into a joint venture company Sinoforte Ltd in Hong Kong.  The Company got 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, and another investor invested HK$538,000 into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively. In June 2009 and September 2009, China Resources and the other investor cancelled their original investments respectively. As a result, Sinoforte became 100% owned subsidiary of the Company.

The main business of Sinoforte is trading mineral products such as graphite produced in China. Sinoforte currently acts as a reseller of graphite products. Since the second quarter of 2009, Sinoforte has started to generate sales.

In August 2009, after a free try of several months, the Company engaged a consulting firm to provide strategic planning, financing, marketing and business development services.

Results of Operations

For the Three Months Ended September 30, 2009 and 2008

Sales

For the three months ended September 30, 2009, the Company’s sales were $804,513.  The Company’s purchase and sale of graphite products began in April 2009. Prior to that, the Company had no significant business operations. The Company had no sales for the same period of 2008.

Costs of Goods Sold

Cost of goods sold for the three months ended September 30, 2009 was $761,670, or approximately 94.7% of the sales. No cost of goods sold occurred for the same period of the previous year.

General and Administrative Expenses

For the three months ended September 30, 2009, the Company's general and administrative expenses were $190,215 compared to $26,679 for the same period of the prior year. The increase in general and administrative expenses was largely due to Sinoforte’s general and administrative expenses from its newly launched business activities in 2009.

Net Income (Loss)

For the three months ended September 30, 2009, the Company had a net loss of $147,296, or $(0.00) per share, as compared to a net loss of $26,679, or $(0.00) per share, for the same period of the previous year.

For the Nine Months Ended September 30, 2009 and 2008

Sales

For the nine months ended September 30, 2009, the Company’s sales were $1,528,419. The Company had no sales for the same period of the last year.

Costs of Goods Sold

Cost of goods sold for the nine months ended September 30, 2009 was $1,467,143, or approximately 96.0% of the sales.  No cost of goods sold occurred for the same period of the previous year.

General and Administrative Expenses

For the nine months ended September 30, 2009, the Company's general and administrative expenses were $295,163 compared to $86,132 for the same period of the prior year. The increase in general and administrative expenses was largely due to Sinoforte’s general and administrative expenses from its newly launched business activities in 2009.

Net Income (Loss)

For the nine months ended September 30, 2009, the Company had a net loss of $233,638, or $(0.00) per share, as compared to a net loss of $86,132, or $(0.00) per share, for the same period of the previous year.

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

At September 30, 2009, the Company had cash and cash equivalents of $1,725,098. For the nine months ended September 30, 2009, the Company used cash of $1,499,583 in its operating activities, primarily as a result of its net loss of $233,638, an increase in accounts receivable of $529,194, and increase in inventory of $1,278,968, and offset by increase in accounts payable of $529,623, and an increase in salary payable of $12,000. By comparison, net cash used in operating activities was $84,437 for the nine months ended September 30, 2008.

Net cash provided by investing activities for the nine months ended September 30, 2009 was $2,578,335, largely resulting from the proceeds (by installment) from the sale of an investment of $5.11 million in December 2008. The net cash provided by financing activities for the nine months ended September 30, 2009 was $0, primarily as a result of investment in subsidiary by noncontrolling interest of $1,388,386, and withdrawals of the same amount during the period.  By comparison, net cash provided by financing activities was $6,592,076 for the nine months ended September 30, 2008.

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

Date:  November 12, 2009