Form 10-K
period 2009-12-31
SCIENTIFIC ENERGY INC
filed 2010-04-08
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for The Transition Period From __________To ____________

Commission file number: 000-50559

SCIENTIFIC ENERGY, INC

(Name of Small Business Issuer in Its Charter)

Utah	87-0680657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Weldon Street，Jersey City, New Jersey 07306 (Address of principal executive offices including zip code)

(201) 985-8100 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Indicate by check mark whether the registrant has electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files:   The registrant has not been phased into the Interactive Data reporting system.     Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive

proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $505,000.  For the purposes of determining this amount only, the registrant has defined affiliates to include: (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder, if any, that is the beneficial owner of 10% or more of the outstanding shares of common stock of the registrant.

(Applicable only to Corporate Registrant)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   94,915,855 shares of the registrant’s common stock were outstanding as of April 1, 2010.

PART I

Item 1.  BUSINESS

Background

Scientific Energy, Inc. (the “Company”) was incorporated under the laws of the State of Utah on May 30, 2001.  The Company did not engage in material operations for a few years.  Prior to April 2006, the Company had endeavored to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products.  The Company’s current business plan is buying and selling natural resource products, primarily graphite products at this time, produced in China.

In April 2006, there was a change in control effected pursuant to a share purchase agreement by and among Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the “Sellers”), and Kelton Capital Group Limited (the “Buyer”).  Each of the Sellers was a director of the Company. Under the share purchase agreement, the Buyer acquired from the Sellers an aggregate 790,500 shares of the Company’s common stock, representing approximately 86.3% of the shares issued and outstanding at that time, for an aggregate cash purchase price of $539,929.

In April 2007, the Company acquired certain heavy drilling equipment, facilities and contract rights associated with crude oil drilling and service business from PT Prima Jasa Energy, an Indonesian crude oil drilling and service firm (“PJE”), for $300,000.  At the same time, the Company entered into a drilling services agreement with PJE, pursuant to which PJE will provide oil drilling and services to the Company.  In October 2007, the Company sold all drilling equipment, facilities and associated contract rights to a third party for $400,000, and intended to enter into natural resources industry in China.

In January 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd., a Hong Kong company.  Under the agreement, a joint venture company, Kabond Investments Ltd (the “JVC”), was established in Hong Kong, and the Company invested $39.6 million Hong Kong dollars (approximately USD$5.09 million) into the JVC for 72% of the JVC’s capital shares, and China Resources Development Group Ltd., jointly with its partner, invested $15.4 million Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC’s capital shares.  In December 2008, all equity interest of the JVC owned by the Company, was sold to a third party for $39.6 million Hong Kong dollars (approximately USD$5,109,743).

In January 2009, the Company, through its wholly-owned subsidiary PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd.  Under the agreement, the Company agreed to invest $43,040,000 Hong Kong dollars (approximately US$5.55 million) into a joint venture company Sinoforte Ltd. in Hong Kong (“Sinoforte”).   The Company got 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, approximately US$1,318,967, and another investor invested HK$538,000, or approximately US$69,419, into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively.  The main business of Sinoforte is trading mineral products such as graphite produced in China.

In June 2009 and September 2009, respectively, China Resources and the other minority investor cancelled their investments in Sinoforte, and the full amount of their original investments was returned.  As a result, Sinoforte became a wholly-owned subsidiary of the Company.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Business

We operate primarily as a merchant, buying and selling various type and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite.  As a merchant, we act as a reseller.  We buy graphite products in bulk, primarily from graphite producers, and resell them, either in bulk or in smaller quantities (in either case, without further processing), to various small and mid-sized customers.  As a reseller, we may or may not take possession of the products.

The biggest user of graphite is the refractory material industry, mainly for MgO-C and Al-MgO-C, the grain size is negative with a carbon content is 95-99%, which are mainly used by the iron and steel industry.  The demand for graphite used in batteries is increasing year by year.  High-carbon graphite powder is used for alkaline and lithium battery cathodes.  Ultra-fine colloidal graphite is used for CRT, video monitors, fiber drawing lubricant, seamless steel pipe extruding lubricant, glass fiber lubricant and anti-static shielding graphite coating.  New materials using natural flake graphite require high technology and yield high added value.  They are used in a large number of products, such as electronics, batteries, forging, fiber drawing graphite lubricant, and picture tube coating.

We conduct business primarily through our wholly owned subsidiary Sinoforte Ltd., a Hong Kong corporation.  We started to generate revenue in the second quarter of 2009.  For the year ended December 31, 2009, our sales were $3,055,094.

Prior to the third quarter of 2009, we considered us as a development stage enterprise.  Accordingly, our financial statements for all periods prior to the third quarter of 2009 were presented as a development stage enterprise, as prescribed by Accounting Standards Codification ASC 915, “Development Stage Entities” and by Rule 10 of Regulation S-X of the U.S. Securities and Exchange Commission.   In the third quarter of 2009, we believed that we had commenced our planned principal operations and had realized significant revenues therefrom.  As a result, we exited the development stage in the third quarter ended September 30, 2009.

Supplies

We purchase graphite products from a variety of sources, including graphite processing companies, brokers and other intermediaries in China.  We typically purchases the graphite pursuant to individual purchase orders, and do not generally enter into long-term contracts for the purchase of raw materials.  For the year ended December 31, 2009, three customers represented 61.4%, 19.4% and 13.8%, respectively, of the consolidated purchases.

Sales and Marketing

We market our graphite products on a wholesale basis primarily to graphite distributors and resellers. To a lesser extent, we also sell products to small and medium-sized manufacturing end-users.  We use our own sales force consisting of two people to market directly to our customers, who purchase our products through negotiated spot sales contracts that establish the quantity and price for each transaction.  For the year ended December 31, 2009, two customers represented 82.2% and 13.6%, respectively, of the consolidated sales.

Competition

The graphite distribution sector in China is highly competitive and fragmented with no one company, or groups of companies in control.  We compete with a number of regional graphite product resellers and distributors.  The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; services, quality of the products, pricing of products; and availability of credit.  We generally compete on the basis of our product quality, services and price.  There is no assurance that we will ever develop a substantial number of customers.  Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company.

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts

We do not own any patents, trademarks, copyrights, franchises, concessions, royalty agreements, or labor contracts.

Product Research and Development

To date we have not conducted any product research and development.  We do not plan to conduct any product research and development activities in the next twelve months.

Employees

As of December 31, 2009, other than our executive officer, we have two full-time employees.  None of our employees are covered by collective bargaining agreements.  We believe our relationships with employees to be satisfactory.

Item 1A.   RISK FACTORS

You should carefully consider the following risk factors and other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations.  If any of the following risk factors occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Risks Related to the Company’s Business

We have never been profitable. As a result, we may never become profitable, and, as a result, we could go out of business.

Since inception we have never been profitable.  There can be no guarantee that we will ever be profitable.  For the year ended and as of December 31, 2009, we had net losses of $326,629 and had accumulated deficit of $1,271,034.  Losses may continue in the future.  There is no assurance that we will be successful in reaching or maintaining profitable operations.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

If we are not able to obtain adequate funding, we could be required to limit our operations significantly or cease operations entirely.

Our business plan requires us to deploy sufficient capital for creating the scale necessary to generate a profit.  If adequate funds are not available, we would be required to limit our operations significantly or cease operations entirely.  We have no immediate means for obtaining additional financing.  There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.

Because we are a small company and do not have much capital, we must limit our operations.  A company with limited operations has a smaller opportunity to be successful.

Because we are small and do not have much capital, we must limit our operations.  A company in the natural resources industry with limited operations has a smaller opportunity to be successful.  Because we may have to limit our operations, we may not able to generate sufficient sales to make a profit.  If we do not make a profit, we may have to suspend or cease our operations.

Failure to obtain products from outside suppliers could adversely affect our ability to fulfill sales orders to our customers.

We rely on outside suppliers to supply graphite products for resale to our customers, but supply shortages may occur as a result of unanticipated demand or production or delivery difficulties.  Although we believe that our relationships with our suppliers are good and that we would have access to similar products from competing suppliers should the products be unavailable from current sources, any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage relationships with customers.

Demand for our products is affected by general economic conditions and by the cyclical nature of many of the industries we serve, which could cause fluctuations in our sales volumes and results.

Demand for our products is affected by general economic conditions.  A decline in general economic or business conditions in the industries or geographic areas we serve could have a material adverse effect on our business.  Many of our end customers are in businesses that are cyclical in nature.  Downturns in these industries could limit their ability to obtain financing or to maintain operations, and could adversely affect our sales and our financial results.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations.

Our revenue is difficult to predict because it is primarily generated as customers place orders and customers can change their requirements or cancel orders.  Many of our sales orders are short-term and may be cancelled at any time.  As a result, much of our revenue is not recurring from period to period, which contributes to the variability of our results from period to period.  Accordingly, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

If we are unable to compete effectively with our competitors, our profitability and financial condition will be adversely affected.

We are a small company and have little market share in our target market.  We face intense competition from national and regional distributors of graphite products, many of which have substantially greater resources than us, including greater financial, marketing and distribution resources.  We have no proprietary competitive advantage, and there are no substantial barriers to competitors entering the market.  There is no assurance that we will be able to compete successfully with any of these competitors.  In addition, increased competition could result in price reductions, reduced margins and loss of market share for our services, all of which would adversely affect our business, results of operations and financial condition.

Our success will be dependent upon our management’s efforts.  We cannot sustain profitability without the efforts of our management.

Our success largely depends on the efforts and abilities of our officers and directors, particularly Stanley Chan, our President and CEO.  The loss of his services could materially harm our business because of the cost and time necessary to find successors.  Such a loss would also divert management attention away from operational issues.  We do not have other key employees who manage our operations.  To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract a sufficient number and quality of staff, when required.

We are subject to regulations that govern the handling of hazardous substances.

We are subject to various national and local environmental laws and regulations that govern the handling, transportation, use and sale of substances that are or could be classified as toxic or hazardous substances.  To date, we have not incurred any expenditure for environmental compliance.  We may incur certain operating expenditures in the future in order to maintain compliance with applicable environmental laws and regulations.  If we fail to comply with applicable environmental laws and regulations, we may face civil or criminal fines, penalties, or enforcement actions, including orders limiting our operations or requiring corrective measures, installation of pollution control equipment, or other remedial actions.  In addition, we may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

Risks Related to Doing Business in China

Changes in the political and economic policies of China’s government may have a significant negative impact upon our business operations.

Substantially all of our assets are located in China and a considerable portion of our revenues are expected to derive from our operations in China.  The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities.  Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.  As a result, changes in the political and economic policies of the Chinese government could have a significant impact on the results of our operations and financial condition.

Our executive officer and director are located outside of the U.S. It is difficult to effect service of process and enforcement of legal judgments upon us and our officers and directors.

Our sole executive officer and director is located outside of the United States.  As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors.  Particularly, our shareholders may not be able to:

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

Fluctuations in foreign currency exchange rates may adversely affect our results of operations and financial condition.

A substantial portion of our revenue is denominated in currencies other than the U.S. dollar because our foreign subsidiaries operate in their local currencies.  Our results of operations and financial condition may therefore be adversely affected by fluctuations in the exchange rate between foreign currencies and the U.S. dollar.  We do not have current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to Investment in the Company’s Securities

A number of our shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control.

As of the date of this report, Stanley Chan, our President, CEO and the sole director, beneficially owns 31,190,500 shares, or approximately 32.9%, of our outstanding common stock.  As a result, if acting together with other shareholders, they may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these persons, if acting together, may have the ability to control the management and affairs of the Company, which could have a material adverse effect on the value of the common stock.

There has been low volume and therefore inactive market for our common stock, the stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your stock purchase price.

If you purchase shares of our common stock, you may not be able to resell those shares at or above your original purchase price.  An active or liquid market in our common stock may not develop or, if it does develop, it may not be sustainable.  The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond the Company’s control.

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

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain future earnings, if any, to fund the development and growth of our business.  Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant.

Item 1B.   UNRESOLVED STAFF COMMENTS

None

Item 2.   DESCRIPTION OF PROPERTY

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on month-by-month basis.  The rent is $500 per month.  We also have an office in Hong Kong, which is leased on a month-by-month basis.  The rent is $1,700 per month.

If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms.

Item 3.   LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal 2009 covered by this report to a vote of security holders.

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol "SCGY.OB."  Our common stock is very thinly traded.  Accordingly, we are not including a history of reported trades in the public market through December 31, 2009.  The last reported trade was on June 17, 2009 with a quote price of $5.00 per share.

Holders

As of December 31, 2009, we had approximately 248 holders of record of our common stock.

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. The future policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements may impose.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Performance graph

Not applicable

Recent Sales of Unregistered Securities

 Not applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the fourth quarter of the year ended December 31, 2009.

Item 6.   SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We had not engaged in material operations or realized revenues for several years.  In April 2007, we acquired certain heavy drilling equipment, facilities and contract rights associated with crude oil drilling and service business from PT Prima Jasa Energy, an Indonesian crude oil drilling and service firm (“PJE”), for $300,000.  At the same time, we entered into a drilling services agreement with PJE, pursuant to which PJE will provide oil drilling and services to the Company.  In October 2007, we sold all drilling equipment, facilities and associated contract rights to a third party for $400,000, and intended to enter into natural resources industry in China.

In January 2008, we, through our wholly owned subsidiary PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd., a Hong Kong company.  Under the agreement, a joint venture company, Kabond Investments Ltd (the “JVC”), was established in Hong Kong, and we invested $39.6 million Hong Kong dollars (approximately USD$5.09 million) into the JVC for 72% of the JVC’s capital shares, and China Resources Development Group Ltd., jointly with its partner, invested $15.4 million Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC’s capital shares.  In December 2008, all equity interest of the JVC owned by us, was sold to a third party for $39.6 million Hong Kong dollars (approximately USD$5,109,743).

In January 2009, we, through our wholly-owned subsidiary PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd.  Under the agreement, the Company agreed to invest $43,040,000 Hong Kong dollars (approximately US$5.55 million) into a joint venture company Sinoforte Ltd. in Hong Kong (“Sinoforte”).   The Company got 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, approximately US$1,318,967, and another investor invested HK$538,000, or approximately US$69,419, into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively.  The main business of Sinoforte is trading mineral products such as graphite produced in China.  In June 2009 and September 2009, respectively, China Resources and the other minority investor cancelled their investments in Sinoforte, and the full amount of their original investments was returned.  As a result, Sinoforte became a wholly-owned subsidiary of the Company.

As a reseller, the main business of Sinoforte is trading mineral products such as graphite produced in China.  Since the second quarter of 2009, Sinoforte has started to generate sales.  We expect our business to continue to grow.

Results of Operations

For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008:

Sales

For the year ended December 31, 2009, the Company’s sales were $3,055,094.   We started to generate sales in April 2009.  Prior to that, we had no significant business operations, and we had no sales for the same period of 2008.

Costs of Goods Sold

Cost of goods sold for the year ended December 31, 2009 was $2,893,230, or approximately 94.7% of the sales.  No cost of goods sold occurred for the same period of the previous year.

General and Administrative Expenses

For the year ended December 31, 2009, our general and administrative expenses were $566,331 compared to $94,870 for the same period of the prior year.  The increase in general and administrative expenses was largely due to Sinoforte’s general and administrative expenses from its newly launched business activities in 2009.

Other Income (Expense)

For the year ended December 31, 2009, the Company had interest income of $77,938, of which $77,796 was received from a supplier as compensation for the use of our funds in the form of purchase money for goods which the supplier failed to deliver.

Net Loss

For the year ended December 31, 2009, we had a net loss of $326,629, or $(0.00) per share, as compared to a net loss of $94,870, or $(0.00) per share, for the same period of fiscal 2008.

Liquidity and Capital Resources

In May 2008, we issued an aggregate of 90,000,000 shares of our common stock to 18 investors, in a private placement, for an aggregate of purchase price of $5.4 million in cash.

As of December 31, 2009, we had cash and cash equivalents of $4,439,256.  For the year ended December 31, 2009, we used net cash of $1,132,330 in our operating activities, primarily as a result of our net loss of $326,629, an increase in accounts receivable of $424,844, and an increase in purchase advance of $1,006,121, and offset by increase in accounts payable of $621,288.  By comparison, net cash used in operating activities was $117,145 for the year ended December 31, 2008.

For the year ended December 31, 2009, net cash provided by our investing activities was $4,928,084, largely resulting from the proceeds (by installment) from the sale of an investment of $5,109,743.  The net cash provided by financing activities for the year ended December 31, 2009 was $0, mainly as a result of investment in subsidiary by non-controlling interest of $1,388,386, and withdrawals of the same amount during the period.  By comparison, net cash provided by financing activities was $5,400,000 for the year ended December 31, 2008.

Our sources of working capital are limited.  Our current proposed business plan may call for additional capital.  To finance any business operations, it may be necessary for us to raise additional funds through public or private financings.  Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations.

Critical Accounting Policies

In preparing the financial statements, we follow accounting principles generally accepted in the United States (“GAAP”).  GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions and conditions.

We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Our significant accounting policies are summarized in Note 2 to our financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Scientific Energy, Inc.

We have audited the consolidated balance sheets of Scientific Energy, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Energy, Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 31, 2010

SCIENTIFIC ENERGY, INC.

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$4,439,256	$646,088
Accounts receivable	424,746	-
Purchase advance	1,005,888	-
Prepaid expenses	4,458	-
Note receivable	-	5,109,743
Total current assets	5,874,348	5,755,831

Property, Plant and Equipment
Furniture and fixtures	679	313
Office equipment	5,391	3,319
Vehicle	179,179	-
Total Property, Plant and Equipment	185,249	3,632
Less: Accumulated depreciation	(9,344)	(910)
Net Fixed Assets	175,905	2,722

Total Assets	$6,050,253	$5,758,553

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$621,174	$-
Total current liabilities	621,174	-

Shareholders’ equity:
Preferred stock: par value $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 94,915,855 shares issued and outstanding at December 31, 2009 and 2008, respectively	949,159	949,159
Additional paid-in capital	5,734,030	5,734,030
Accumulated deficit	(1,271,034)	(944,405)
Accumulated other comprehensive income	16,924	19,769
Total shareholders’ equity	5,429,079	5,758,553

Total Liabilities and Shareholders’ Equity	$6,050,253	$5,758,553

See accompanying notes to consolidated financial statements.

SCIENTIFIC ENERGY, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years ended December 31, 2009 and 2008

	2009	2008

SALES	$3,055,094	$-
COST OF GOODS SOLD	2,893,230	-
GROSS PROFIT	161,864	-

OPERATING EXPENSES
Selling, general and administrative	566,331	94,870
Total operating expenses	566,331	94,870

LOSS FROM OPERATIONS	(404,467)	(94,870)

OTHER INCOME (EXPENSE):
Interest income	77,938	-
Total other income (expense)	77,938	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(326,529)	(94,870)

INCOME TAXES	100	-

NET INCOME (LOSS)	$(326,629)	$(94,870)

Foreign currency transaction adjustment	(2,845)	(19,769)

COMPREHENSIVE INCOME (LOSS)	$(329,474)	$(75,101)

EARNINGS (LOSS) PER SHARE:
Basic and Diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	94,915,855	61,628,184

See accompanying notes to consolidated financial statements

SCIENTIFIC ENERGY, INC.

Consolidated Statement of Changes in Stockholders' Equity

	Common Stock		Additional paid-in-	Accumulated	Accumulated other comprehensive	Total shareholders'
	Shares	Par Value	capital	Deficit	Income (loss)	equity

Balance at December 31, 2007	4,915,855	$49,159	$1,234,030	$(849,535)	$-	$433,654

Shares issued on May 15, 2008 for cash	90,000,000	900,000	4,500,000	-	-	5,400,000
N
Other comprehensive income	-	-	-	-	19,769	19,769

Net loss for the year ended December 31, 2008	-	-	-	(94,870)	-	(94,870)

Balance at December 31, 2008	94,915,855	949,159	5,734,030	(944,405)	19,769	5,758,553

Other comprehensive income	-	-	-	-	(2,845)	(2,845)

Net loss for the year ended December 31, 2009	-	-	-	(326,629)	-	(326,629)

Balance at December 31, 2009	94,915,855	$949,159	$5,734,030	$(1,271,034)	$16,924	$5,429,079

See accompanying notes to consolidated financial statements

SCIENTIFIC ENERGY, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008

	Years Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$(326,629)	$(94,870)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	8,435	475
Changes in operating assets and liabilities:
Accounts receivable	(424,844)	-
Purchase advance	(1,006,121)	-
Prepaid expenses	(4,459)	-
Accounts payable	621,288	(2,750)
Salary payable	-	(20,000)
Cash Used in operating activities	(1,132,330)	(117,145)

Cash Flows from Investing Activities:
Purchase of property and equipment	(181,659)	(2,097)
Purchase of subsidiary	-	(5,089,974)
Cash Used in Investing Activities	(181,659)	(5,092,071)

Cash Flows from Financing Activities:
Issuance of common stock	-	5,400,000
Proceeds from note receivable	5,109,743	-
Investment in subsidiary by noncontrolling interest	1,388,386	-
Withdraw of investment by noncontrolling interest	(1,388,386)
Cash Provided by Financing Activities	5,109,743	5,400,000

Effect of foreign currency translation on cash	(2,586)	-

Net increase (decrease) in cash & cash equivalents	3,793,168	190,784

Cash and Cash Equivalents, Beginning	646,088	455,304

Cash and Cash Equivalents, Ending	$4,439,256	$646,088

Supplemental Disclosure of Cash Flow Information:

Interest paid in cash	$-	$-
Income taxes paid in cash	$100	$-

See accompanying notes to consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1.  Nature of Operations and Basis of Presentation

Scientific Energy, Inc. (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001.  The business plan of the Company is to enter into natural resources industry in China. As of December 31, 2009, the Company has begun its principal operations and has obtained significant revenues.  Therefore, the Company is no longer in the development stage.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which present the financial position and the results of operations of Scientific Energy, Inc. and its 100% owned subsidiaries, PDI Global Limited (a Hong Kong corporation, “PDI”).  PDI, in turn, is the 100% owner and consolidates Sinoforte Limited, a Hong Kong corporation.

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks.

Concentration of Credit Risk

The Company maintains its cash in banks which participates in the Federal Deposit Insurance Corporation (FDIC) Temporary Liquidity Guarantee Program, which provides separate FDIC coverage on the full balance of personal and non-personal checking accounts, so long as they are not interest-bearing.  Under that program, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules, which provide coverage on interest bearing balances up to $250,000.  After December 31, 2013, balances up to $100,000 will be insured.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

As of December 31, 2009, the Company maintained $4,333,716 in foreign bank accounts not subject to FDIC coverage.

As of December 31, 2009, one customer represented 100% of the Company’s accounts receivable ($424,746). At December 31, 2008, there was no accounts receivable outstanding.

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

     Office equipment            3 years

     Furniture and fixtures     3 years

     Motor vehicles                4 years

Depreciation expense for the years ended December 31, 2009 and 2008 was $8,435 and $475, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB No. 104”).  Sales revenues are recognized when the products are shipped to the customers, net of discounts and collectability is reasonably assured.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on a review of specifically identified accounts and aging data.  The Company reviews its allowance for doubtful accounts monthly. As of December 31, 2009, no allowance for doubtful accounts is made.

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the First-in and First-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company did not have any inventory as of December 31, 2009.

Advertising Costs

The Company expenses advertising costs when incurred. There were no advertising expenses for the years ended December 31, 2009 and 2008, respectively.

Earnings (Loss) Per Share

Earnings Per Share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2009 and 2008, respectively.

	Year Ended December 31,
	2009	2008
Numerator - basic and diluted
Net loss	$(326,629)	$(94,870)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,855	61,628,184
Earnings per common share — basic and diluted	$(0.00)	$(0.00)

Recent Accounting Pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business.

Note 3 - Principal Stockholder

As of December 31, 2009, Kelton Capital Group Ltd., controlled by Stanley Chan, the Company’s president and CEO, owned 31,190,500 shares, or 32.9%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

Note 4- Capital Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of December 31, 2009, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On May 15, 2008, the Company issued 90,000,000 shares to eighteen investors in a private placement in exchange for an aggregate consideration of $5,400,000 in cash.

Note 5 - Transactions with Related Parties

On May 15, 2008, the Company issued 28,800,000 shares of its common stock as part of the 90,000,000 issued in the private placement, to Kelton Capital Group Ltd., a company controlled by Stanley Chan, the Company’s president and CEO, in exchange for $1,728,000 in cash.

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

Note 7 – Income Taxes

The Company accounts for income taxes using the liability method, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the years ended December 31, 2009 and 2008 was 0% and 0% due to the net loss position in both years.

The Company’s taxes were subject to a full valuation allowance as follows:

Year Ended December 31, 2009

	Accumulated		Deferred
Tax	Net Operating		Tax	Valuation
Jurisdiction	Loss	Expiration	Assets	Allowance

United States	$1,227,329	2019-2029	$461,846	$(461,846)
Hong Kong	43,720	None	6,995	(6,995)
	$1,271,049		$468,841	$(468,841)

Year Ended December 31, 2008

Tax	Net Operating		Tax	Valuation
Jurisdiction	Loss	Expiration	Assets	Allowance

United States	$944,405	2019-2028	$355,381	$(355,381)

	$944,405		$355,381	$(355,381)

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

During the year ended December 31, 2009, the Company paid $100 of minimum income tax to the State of Utah on its state tax return.  The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2009 and 2008.

Note 8 - Concentration of Purchases and Sales

(a) Sales - The Company routinely sells products to its customers, which includes resellers and small and medium-sized manufacturing end-users.  Based on the nature of these customers, credit is generally granted without collateral being required.

For the year ended December 31, 2009, two customers represented 82.2% and 13.6%, respectively, of the consolidated sales.  In 2008 there were no sales.

(b) Purchases- For the year ended December 31, 2009, three vendors represented 61.4%, 19.4% and 13.8%, respectively, of the consolidated purchases.  In 2008 there were no purchases.

Note 9 - Note Receivable

On December 22, 2008, the Company, through its subsidiary PDI Global Ltd. entered into a share purchase agreement with Silverbird Holdings Ltd. to sell 72% of equity interest in Kabond Investments Ltd., a subsidiary of PDI Global, for $39.6 million Hong Kong dollars (approximately US$5.11 million) in the form of a note receivable.  The Note bears no interest.  As of December 31, 2009, the note receivable was fully received.

Note 10 - Commitments and Contingencies

(a) Lease Commitments — For the years ended December 31, 2009 and 2008, the rental expense was $29,169 and $5,900, respectively.  All leases are on month-by-month basis.  As of December 31, 2009, there were no future minimum payments for all lease obligations.

(b) Purchase Commitments — The Company may, from time to time, enter into limited purchase commitments for the purchase of certain raw materials.  There were no amounts committed as of December 31, 2009 and 2008.

(c) Contingencies — The Company is subject to certain claims that arise in the ordinary course of business.  In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 11 – Subsequent Event

The Company has evaluated subsequent events from December 31, 2009 through the date the financial statements were issued and determined there are no events to disclose.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

As used herein, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

The management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal controls over our financial reporting.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies, also issued by COSO.

Based on our evaluation of our internal controls as of December 31, 2009, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

(c) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(d) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole directors and executive officer:

Name	Age	Positions Held

Stanley Chan	55	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Stanley Chan has been a Director, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Company since May 2006.  Additionally, since 2000, Mr. Chan has been the President and Chairman of the Board of Directors of Tianloon Trading Co., Ltd, an import and export company. He is also the President and Chairman of Kelton Investments Group, Ltd. a private investment company.  Mr. Chan has more than ten years of experience in import-export business and financial investment.

Mr. Chan has never held any position in a reporting company.

Significant Employees

There are no significant employees other than our executive officer.

Family Relationships

Not applicable

Involvement in Certain Legal Proceedings

None

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, as of the date of this report, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners are complied with.

Code of Ethics

We have formally adopted a written Code of Business Conduct and Ethics which applies to our directors, our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  Such Code has been filed with the Commission as Exhibit 14.1.

Audit, Nominating and Compensation Committees

We currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter.  Since there is only one director, our board of directors does not believe that it is necessary to set up such committees because it believes that the functions of such committees are being adequately performed by the board of directors and these committees would be the same one board member in any case.

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors.  There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors.  The entire board of directors will assess candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.  A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our board of directors at the address appearing on the first page.

We intend to seek qualified independent directors to serve on the board and ultimately form standing audit, nominating and compensation committees.

Audit Committee Financial Expert

The board of directors of the Company determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(i) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended.  We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not currently warranted.

Item 11.  EXECUTIVE COMPENSATION

The following tables set forth the compensation of the Company’s executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2009	-	-	-	-	-	-	-	-
CEO and	2008	-	-	-	-	-	-	-	-
President

There were no "most highly compensated executive officers" as that term is defined in Item 402(a)(2) of Regulation S-K and there were no additional individuals for whom disclosure would have been made in this table.

Outstanding Equity Awards at Fiscal Year-End Table

We do not have any equity incentive plans.  There has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table.

Benefit Plans

We do not have retirement benefits, or benefits that will be paid primarily following retirement, such as tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We do not have employment agreements in place with our executive officers and directors.  There are no contracts, agreements, plans or arrangements, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

Compensation of Directors

Directors do not receive any compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  No amounts have been paid to, or accrued to, directors in such capacity.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the common stock beneficially owned as of April 1, 2010 by (i) each of our directors and director nominees; (ii) each of our current Named Executive Officers; and (iii) all current executive officers and directors as a group.  There were 94,915,855 shares of our common stock outstanding as of April 1, 2010.  We have no other classes of voting securities outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Stanley Chan 27 Weldon Street Jersey City, NJ 07306	31,190,500	32.9%
Common	All officers and directors as a group(a)	31,190,500	32.9%

Security Ownership of Management

The following table sets forth certain information, as of April 1, 2010, as to each person known by us to own beneficially more than 5% of the outstanding shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Stanley Chan 27 Weldon Street Jersey City, NJ 07306	31,190,500	32.9%

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

(3)  Represents 31,190,500 shares held by Kelton Capital Group Limited.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recently completed fiscal year, there were no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On May 15, 2008, the Company issued 28,800,000 shares of its common stock as part of the 90,000,000 issued in the private placement to Kelton Capital Group Ltd., a company controlled by Stanley Chan, our president and CEO, in exchange for $1,728,000 in cash.

Parents

Not Applicable.

Promoters and Certain Control Persons

On April 13, 2006, Kelton Capital Group Limited, a company controlled by Stanley Chan, our President and CEO, acquired an aggregate of 790,500 shares, or approximately 86.3%, of our issued and outstanding common stock, from our former directors and officers, for the aggregate cash purchase price of $539,929.

On May 23, 2006, the Company entered into a Stock Purchase Agreement with Kelton Capital Group Ltd., controlled by Stanley Chan, our President and CEO.   Pursuant to the agreement, the Company issued 1,600,000 shares of its common stock to Kelton for $160,000 in cash.

Also, please refer to the transactions disclosed above “Transactions with Related Persons.”

Director Independence

We are presently not required to comply with the director independence requirements of any securities exchange, which requires that a majority of a company's directors be independent.  The board of directors of the Company intends to appoint additional members, each of whom will satisfy the director independence guidelines in a manner consistent with the definitions of “independence” set forth in SEC Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:   The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our financial statements for the years ended December 31, 2009 and 2008 and reviews of our interim financial statements included in our Forms 10-K for fiscal 2009 and 2008 were $24,000 and $26,500, respectively.

Audit-Related Fees:  Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above.

Tax Fees:  None.

All Other Fees:  None.

Board Approval of Services:  It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company.  The Board approved of 100% of the services provided by the independent accountant in 2009 and 2008.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

2.1	Share Purchase Agreement dated April 13, 2006, by and among by Todd Crosland, Jana Meyer, Mark Clawson, Dale Gledhill and Kelton Capital Group Limited.

3.1	Amended Articles of Incorporation dated January 25, 2007

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21*	List of Subsidiaries of the Company

31.1*	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1*	Section 1350 Certifications of CEO and CFO

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date：	SCIENTIFIC ENERGY, INC.

April 7, 2010	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

April 7, 2010	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director