Form 10-Q
period 2010-03-31
SCIENTIFIC ENERGY INC
filed 2010-05-20
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50559

SCIENTIFIC ENERGY, INC.

(Exact name of registrant as specified in its charter)

Utah                                                                   87-0680657

(State or other jurisdiction of incorporation or organization         (I.R.S. Employer Identification No.)

27 Weldon Street, Jersey City, New Jersey             07306

(Address of principal executive offices)                  (Zip Code)

(201) 985-8100

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [   ]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer, and accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        [   ]      Accelerated filer      [   ]      Non Accelerated filer   [   ]     Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of May 19, 2010.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$3,120,543	$4,439,256
Accounts receivable, net	1,430,759	424,746
Purchase advance	1,263,550	1,005,888
Prepaid expense	10,997	4,458
Total Current Assets	5,825,849	5,874,348

Property, Plant and Equipment, net of accumulated depreciation of $27,783 and $93,44 as of March 31, 2010 and
December 31, 2009, respectively	322,764	175,905

Total Assets	$6,148,613	$6,050,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,114,485	$621,174
Total Current Liabilities	1,114,485	621,174

Stockholders' Equity:
Preferred stock: $0.01 par value, 25,000,000 shares authorized,
None issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
94,915,855 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	949,159	949,159
Additional paid-in capital	5,734,030	5,734,030
Accumulated deficit	(1,657,554)	(1,271,034)
Accumulated other comprehensive income	8,493	16,924
Total Stockholders' Equity	5,034,128	5,429,079

Total Liabilities and Stockholders' Equity	$6,148,613	$6,050,253

See accompanying notes to the unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
	2010	2009

SALES	$1,960,397	$-
Cost of Sales	1,883,095	-
Gross Profit / (Loss)	77,302	-

OPERATING EXPENSES
Selling, general and administrative	233,682	61,983
Depreciation	18,452	178
Total operating expenses	252,134	62,161

LOSS FROM OPERATIONS	(174,832)	(62,161)

Other Income (Expenses)
Interest income	141	-
Realized net losses on sale of marketable securities	(211,829)	-

Net loss before Provision for income taxes	(386,520)	(62,161)

Income taxes (benefit)	-	-

Net loss	(386,520)	(62,161)

Non-controlling interest	-	12,432

NET LOSS ATTRIBUTABLE TO SCIENTIFIC ENERGY, INC.	$(386,520)	$(49,729)

Net loss per common shares, basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and fully diluted	94,915,855	94,915,855

Comprehensive loss:
Net loss	$(386,520)	$(62,161)
Foreign currency translation adjustment	(8,431)	(96)

Comprehensive loss	(394,951)	(62,257)
Comprehensive loss attributable to the non-controlling interest	-	12,432
Comprehensive loss attributable to Scientific Energy, Inc.	$(394,951)	$(49,825)

See accompanying notes to the unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three-Months Ended
	Mar 31, 2010		Mar 31, 2009

Net Loss	$	（386,520）	$(62,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		18,452	178
Loss on sale of available for sale securities		211,829	-
Allowance for doubtful accounts		48,289	-
Increase (decrease) in:
Accounts receivable		(1,054,972)	-
Purchase advance		(259,030)	-
Prepaid expenses		(6,546)	(2,304)
(Increase) decrease in:
Accounts payable and accrued expenses		494,035	13,630
Net cash used in operating activities		(934,463)	(50,657)

Proceeds from sale of available for sale securities		2,760,989	-
Purchase of available for sale securities		(2,972,818)	-
Purchase of property, plant and equipment		(165,558)	-
Net cash used in investing activities		(377,387)	-

Proceeds from note receivable		-	258,065
Investment in subsidiary by non-controlling interest		-	1,388,699
Net cash provided by financing activities		-	1,646,764

Effect of currency rate change on cash		(6,863)	(96)

Net (decrease) increase in cash and cash equivalents		(1,318,713)	1,596,011
Cash and cash equivalents, beginning of period		4,439,256	646,088

Cash and cash equivalents, end of period		$3,120,543	646,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash		$-	$-
Income taxes paid in cash		$-	$-

See accompanying notes to the unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

General

The accompanying unaudited condensed consolidated financial statements of Scientific Energy, Inc., (“the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 8, 2010.

Business and Basis of Presentation

The Company was incorporated under the laws of the State of Utah on May 30, 2001.  The business plan of the Company is to enter into natural resources industry in China. During the year ended December 31, 2009, the Company transitioned from a development stage enterprise to an operating company.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PDI Global Limited (a Hong Kong corporation, “PDI”).  PDI, in turn, is the 100% owner and consolidates Sinoforte Limited, a Hong Kong corporation Superior Ventures Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts receivable was $48,284 and $0 as of March 31, 2010 and December 31, 2009.

Revenue Recognition

The Company recognizes revenue in accordance with Securities Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally Accounting Standards Codification Topic 605-25 (“ASC 605-25”), "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

Revenues on the sale of products, net of estimated costs of returns and allowance, are recognized at the time products are shipped to customers, legal title has passed, and all significant contractual obligations of the Company have been satisfied. Products are generally sold on open accounts under credit terms customary to the geographic region of distribution. The Company performs ongoing credit evaluations of the customers and generally does not require collateral to secure the accounts receivable.

Segment information

ASC 280-10 which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of our reportable operating segment as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Available for Sale Securities

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported, net of tax, as a component of other comprehensive income.  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  During the three months ended March 31, 2010, the Company incurred a net realized loss of $211,829 from the purchase and sale of securities transactions. At March 31, 2010 and December 31, 2009, the Company did not have available-for-sale securities.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

As of March 31, 2010 and December 31, 2009, the Company maintained $3,026,140 and $4,333,716 in foreign bank accounts not subject to FDIC coverage.

As of March 31, 2010 and December 31, 2009, one customer represented 100% of the Company’s accounts receivable ($1,430,759 and $424,746, respectively).

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks.

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office	3 years
Furniture and fixtures	3 years
Vehicles	4 years

The Company evaluates the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the First-in and First-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company did not have any inventory as of March 31, 2010 and December 31, 2009.

Advertising Costs

The Company expenses advertising costs when incurred. There were no advertising expenses for the three month periods ended March 31, 2010 and 2009.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820-10 (the “Fair Value Topic”) which provides a framework for measuring fair value under GAAP for assets and liabilities that are recognized using fair values on a recurring basis. The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

The Company had no assets and liabilities that were measured on a recurring basis at fair value for the year ended March 31, 2010 using the market and income approaches.

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2010 and 2009.

	March 31, 2010	March 31, 2009
Numerator-basic and diluted
Net loss attributable to common stockholders	$(386,520)	$(49,729)
Weighted average number of common shares outstanding-basic and diluted	94,915,855	94,915,855
Loss per common share-basic and diluted	$(0.00)	$(0.00)

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income for reporting purposes and income tax purposes include, but are not limited to equity based compensation and depreciation and amortization.  The adoption of ASC 740-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Recent Accounting Pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

NOTE 2 – PRINCIPAL STOCKHOLDER

As of March 31, 2010, Kelton Capital Group Ltd., controlled by Stanley Chan, the Company’s president and CEO, owned 31,190,500 shares, or 32.9%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of March 31, 2010, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

NOTE 4-CONCENTRATION OF PURCHASES AND SALES

(a) Sales - The Company routinely sells products to its customers, which includes resellers and small and medium-sized manufacturing end-users.  Based on the nature of these customers, credit is generally granted without collateral being required.

For the three month period ended March 31, 2010, one customer represented 100.0% of the consolidated sales.  For the three month period ended March 31, 2009 there were no sales.

(b) Purchases- For the three-month period ended March 31, 2010, two vendors represented 87.9% and 12.1%, respectively, of the consolidated purchases.  During the three-month period ended March 31, 2009, there were no purchases.

NOTE 4-SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the three months Ended March 31, 2010 Compared to 2009:

Sales

For the three months ended March 31, 2010, the Company’s sales were $1,960,397.  The Company started to generate sales in second quarter of 2009, and accordingly, it had no sales for the quarter ended March 31, 2009.

Costs of Goods Sold

Cost of goods sold for the three months ended March 31, 2010 was $1,883,095, or approximately 96% of the sales.  No cost of goods sold occurred for the same period of the previous year.

General and Administrative Expenses

For the three months ended March 31, 2010, our general and administrative expenses were $233,682 compared to $62,983 for the same period of the previous year. The increase in general and administrative expenses was largely due to Sinoforte’s general and administrative expenses from its newly launched business activities in 2009.

Other Income (Expense)

For the three months ended March 31, 2010, the Company had interest income of $141. The Company had no interest income for the same period of 2009.  In addition, the Company realized a net loss in available for sale securities transactions of $211,829 for the three months ended March 31, 2010 as compared to $-0- for the same period last year.

Net Loss

For the three months ended March 31, 2010, we had a net loss of $386,520, or $(0.00) per share, as compared to a net loss of $62,161, or $(0.00) per share, for the same period of 2009.

Liquidity and Capital Resources

In May 2008, we issued an aggregate of 90,000,000 shares of our common stock to 18 investors, in a private placement, for an aggregate of purchase price of $5.4 million in cash.

As of March 31, 2010, we had cash and cash equivalents of $3,120,543.  For the three months ended March 31, 2010, we used net cash of $934,463 in our operating activities, primarily as a result of our net loss of $386,520, an increase in accounts receivable, net of $1,054,972, an increase in purchase advance of $259,030 and increase in prepaid expenses of $6,546, offset loss on sale of available securities of $211,829, depreciation of $18,452 and by increase in accounts payable of $494,035.  By comparison, net cash used in operating activities was $50,657 for the three months ended March 31, 2009.

For the three months ended March 31, 2010, net cash used in our investing activities was $377,387, resulting from the acquisition of property, plant and equipment of $165,558 and net purchase costs of available for sale securities over sales of $211,829.  We did not have any financing activities for the quarter.  By comparison, net cash provided by financing activities was $1,388,669 for the three months ended March 31, 2009.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

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

Stanley Chan

President and Chief Executive Officer

May 19, 2010