Form 10-Q
period 2010-06-30
SCIENTIFIC ENERGY INC
filed 2010-08-16
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of August 11, 2010.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$713,784	$4,439,256
Accounts receivable, net	695,665	424,746
Interest receivable on convertible debenture	45,056	-
Purchase advance	1,260,303	1,005,888
Prepaid expense	4,939	4,458
Total Current Assets	2,719,747	5,874,348

Property, plant and equipment, net of accumulated depreciation of $49,577 and $93,44 as of June 30, 2010 and
December 31, 2009, respectively	300,079	175,905

Other assets
Hold to maturity investments	2,577,898	-

Total Assets	$5,597,724	$6,050,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$662,357	$621,174
Total Current Liabilities	662,357	621,174

Stockholders' Equity:
Preferred stock: $0.01 par value, 25,000,000 shares authorized,
None issued and outstanding		-
Common stock, $0.01 par value, 100,000,000 shares authorized,
94,915,855 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	949,159	949,159
Additional paid-in capital	5,734,030	5,734,030
Accumulated deficit	(1,751,833)	(1,271,034)
Accumulated other comprehensive income	4,011	16,924
Total Stockholders' Equity	4,935,367	5,429,079

Total Liabilities and Stockholders' Equity	$5,597,724	$6,050,253

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
REVENUE:
Sales	$1,053,646	$723,906	$3,014,043	$723,906
Cost of Sales	1,019,537	705,473	2,902,632	705,473

Gross Profit / (Loss)	34,109	18,433	111,411	18,433

OPERATING EXPENSES
Selling, general and administrative expenses	151,624	42,610	385,518	104,593
Depreciation	21,878	177	40,330	355
Total operating expenses	173,502	42,787	425,848	104,948

NET LOSS FROM OPERATIONS	(139,393)	(24,354)	(314,437)	(86,515)

Other Income and Expenses
Interest income	45,114	173	45,255	173
Realized net gains (losses) on sale of marketable securities	-	-	(211,617)	-

Net loss before provision for income taxes	(94,279)	(24,181)	(480,799)	(86,342)

Income tax (benefit)	-	-	-	-

Net loss	(94,279)	(24,181)	(480,799)	(86,342)

Non-controlling interest	-	5,300	-	17,732

NET LOSS ATTRIBUTABLE TO SCIENTIFIC ENERGY, INC.	$(94,279)	$(18,881)	$(480,799)	$(68,610)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding,
Basic and fully diluted	94,915,855	94,915,855	94,915,855	94,915,855

Comprehensive loss:
Net loss	$(94,279)	$(24,181)	$(480,799)	$(86,342)
Foreign translation loss	(4,482)	(49)	(12,913)	(47)

Comprehensive loss	(98,761)	(24,230)	(493,712)	(86,389)
Comprehensive loss attributable to non-controlling interest	-	12	-	325

Comprehensive loss attributable to Scientific Energy, Inc.	$(98,761)	$(24,218)	$(493,712)	$(86,069)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six-Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(480,799)	$(86,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,330	355
Loss on sale of available for sale securities	211,617	-
Increase (decrease) in:
Accounts receivable	(273,032)	(519,249)
Interest receivable on convertible debenture	(45,056)	-
Purchase advance	(258,771)	-
Prepaid expenses	(499)	(2,302)
(Increase) decrease in:
Accounts payable and accrued expenses	43,379	349,511
Net cash used in operating activities	(762,831)	(258,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	2,758,229	-
Proceeds from note receivable	-	1,290,296
Purchase of hold to maturity investments	(2,577,898)	-
Purchase of available for sale securities	(2,969,845)	-
Purchase of property, plant and equipment	(165,392)	-
Net cash (used in) provided by investing activities	(2,954,906)	1,290,296

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiary by non-controlling interest	-	1,388,213
Withdrawal of investment by non-controlling interest	-	(1,302,629)
Deemed dividend to non-controlling interest	-	(16,338)
Net cash provided by financing activities	-	69,246

Effect of currency rate change on cash	(7,735)	407

Net (decrease) increase in cash and cash equivalents	(3,725,472)	1,101,922
Cash and cash equivalents, beginning of period	4,439,256	646,088

Cash and cash equivalents, end of period	$713,784	$1,748,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statement

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 8, 2010.

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts receivable was  $0 as of June 30, 2010 and December 31, 2009.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”).  ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Available for Sale Securities

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported, net of tax, as a component of other comprehensive income.  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  During the six months ended June 30, 2010, the Company incurred a net realized loss of $211,617 from the purchase and sale of securities transactions.  At June 30, 2010 and December 31, 2009, the Company did not have available-for-sale securities.

Investments

Held to maturity investments are recorded at cost, net of any amortization, and is comprised of a convertible debenture with interest at 8% per annum, payable on a quarterly basis, due December 31, 2014.  The debenture is convertible into the issuer’s common stock at any time at the holder’s election, at the greater of the average of any three consecutive trading days within 60 days immediately prior to the election or par value.   The debenture is subject to redemption at any time up to 14 days before maturity at a premium equal to 112% of the outstanding amount.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

As of June 30, 2010 and December 31, 2009, the Company maintained $649,770 and $4,333,716 in foreign bank accounts not subject to FDIC coverage.

As of June 30, 2010 and December 31, 2009, one customer represented 100% of the Company’s accounts receivable ($695,665 and $424,746, respectively).

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

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the First-in and First-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company did not have any inventory as of June 30, 2010 and December 31, 2009.

Advertising Costs

The Company expenses advertising costs when incurred.  There were no advertising expenses for the six month periods ended June 30, 2010 and 2009.

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

There are three general valuation techniques that may be used to measure fair value, as described below:

A) Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach — Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach — Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

The Company had no assets and liabilities that were measured on a recurring basis at fair value as of June 30, 2010 using the market and income approaches.

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator-basic and diluted
Net loss attributable to common stockholders	$(94,279)	$(18,881)	$(480,799)	$(68,610)

Weighted average number of common shares outstanding-basic and diluted	94,915,855	94,915,855	94,915,855	94,915,855

Loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

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

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010.  The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – PRINCIPAL STOCKHOLDER

As of June 30, 2010, Kelton Capital Group Ltd., controlled by Stanley Chan, the Company’s president and CEO, owned 31,190,500 shares, or 32.9%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2010, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

NOTE 4-CONCENTRATION OF PURCHASES AND SALES

(a) Sales - The Company routinely sells products to its customers, which includes resellers and small and medium-sized manufacturing end-users.  Based on the nature of these customers, credit is generally granted without collateral being required.

For the three- and six month period ended June 30, 2010, one customer represented 100.0% and 89.7% of the consolidated sales, respectively.  For the three month period ended June 30, 2009, two customer represented 100.0% of the consolidated sales.  There were no sales for the three-month period ended March 31, 2009.

(b) Purchases- For the three-month period ended June 30, 2010, two vendors represented 79.8% and 20.2%, respectively, of the consolidated purchases.  For the six-month period ended June 30, 2010, two vendors represented 81.9% and 18.1%, respectively, of the consolidated purchases.  For the three month period ended June 30, 2009, two vendors represented 100% of consolidated purchases.

NOTE 5-SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing and has determined that there are no additional items to disclose.

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

Results of Operations

For the three months Ended June 30, 2010 Compared to 2009:

Sales

For the three months ended June 30, 2010, the Company’s sales were $1,053,646 as compared to $723,906 for the same period last year, a 45.5% increase.  The increase in sales 2010 as compared to 2009 is a result of increased business activity.  Company started to generate sales in second quarter of 2009 as compared to a full sales period in 2010.

Costs of Goods Sold

Cost of goods sold for the three months ended June 30, 2010 was $1,019,537, or approximately 96.7% of the sales as compared to $705,473 or 97.5% same period last year.

General and Administrative Expenses

For the three months ended June 30, 2010, our general and administrative expenses were $151,624 compared to $42,610 for the same period of the previous year.  The increase in general and administrative expenses was primarily due to Sinoforte’s increased staff costs and expansion of sales and marketing efforts as we grow our product sales.

Other Income (Expense)

For the three months ended June 30, 2010, the Company had interest income of $45,114, primarily from our investments compared to $173 for the same period last year.

Net Loss

For the three months ended June 30, 2010, we had a net loss of $94,279, or $(0.00) per share, as compared to a net loss of $18,881, or $(0.00) per share, for the same period of 2009.

For the six months Ended June 30, 2010 Compared to 2009:

Sales

For the six months ended June 30, 2010, the Company’s sales were $3,014,043 as compared to $723,906 for the same period last year, a 316.4% increase.  Our sales for the six months ended June 30, 2010 increased significantly over the prior period last year due to a full six month operating cycle in 2010 as compared to only three months of sales in 2009 due to the Company beginning to generate sales in the 2nd quarter of last year.

Costs of Goods Sold

Cost of goods sold for the six months ended June 30, 2010 was $2,902,632, or approximately 96.3% of the sales as compared to $705,473 or 97.5% same period last year.

General and Administrative Expenses

For the six months ended June 30, 2010, our general and administrative expenses were $385,518 compared to $104,593 for the same period of the previous year.  The significant increase is primarily the result of a) six months of operations in 2010 as compared to three months in 2009 and b) an increase in general and administrative expenses  of Sinoforte’s  due to increased staff costs and expansion of sales and marketing efforts as we grow our product sales

Other Income (Expense)

For the six months ended June 30, 2010, the Company had interest income of $45,255, primarily from our investments compared to $173 for the same period last year.   In addition, the Company realized a net loss in available for sale securities transactions of $211,617 for the six months ended June 30, 2010 as compared to $-0- for the same period last year.

Net Loss

For the six months ended June 30, 2010, we had a net loss of $480,799, or $(0.01) per share, as compared to a net loss of $68,610, or $(0.00) per share, for the same period of 2009.

Liquidity and Capital Resources

In May 2008, we issued an aggregate of 90,000,000 shares of our common stock to 18 investors, in a private placement, for an aggregate purchase price of $5.4 million in cash.

As of June 30, 2010, we had cash and cash equivalents of $713,784.  For the six months ended June 30, 2010, we used net cash of $762,831 in our operating activities, primarily as a result of our net loss of $480,799, an increase in accounts receivable, net of $318,088, an increase in purchase advance of $258,771 and increase in prepaid expenses of $499, offset loss on sale of available securities of $211,617, depreciation of $40,330 and by increase in accounts payable of $43,379.  By comparison, net cash used in operating activities was $258,027 for the six months ended June 30, 2009.

For the six months ended June 30, 2010, net cash used in our investing activities was $2,954,906, resulting from the acquisition of property, plant and equipment of $165,392 and net purchase costs of available for sale securities over sales of $211,617 and purchase of investment of $2,577,898.  We did not have any financing activities for the six months ended June 30, 2010.  By comparison, net cash provided by financing activities was $69,246 for the six months ended June 30, 2010.

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

We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Our significant accounting policies are summarized in Note 1 to our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information in this Item.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

August 15, 2010