Form 10-Q
period 2010-09-30
SCIENTIFIC ENERGY INC
filed 2010-11-12
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of November 11, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15

Item 4 (T).	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 6.	Exhibits	16

SIGNATURES		17

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,268,878	$ 4,439,256
Accounts receivable, net	3,424,966	424,746
Accounts receivable, interest	51,875	-
Purchase advance	-	1,005,888
Prepaid expense	6,529	4,458
Total current assets	4,752,248	5,874,348

Property, plant and equipment, net of accumulated depreciation of $71,545 and $9,344 as of September 30, 2010 and December 31, 2009, respectively	279,020	175,905

Other assets:
Held to Maturity Investment	2,577,898	-

Total assets	$ 7,609,166	$ 6,050,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 2,818,388	$ 621,174
Total current liabilities	2,818,388	621,174

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 100,000,000 shares authorized, 94,915,855 shares issued and outstanding as of September 30, 2010 and December 31, 2009	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(1,898,734)	(1,271,034)
Accumulated other comprehensive income	6,323	16,924
Total stockholders' equity	4,790,778	5,429,079

Total liabilities and stockholders' equity	$ 7,609,166	$ 6,050,253

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUE:
Sales	$ 4,138,976	$ 804,513	$ 7,153,019	$ 1,528,419
Cost of sales	4,069,687	761,670	6,972,319	1,467,143

Gross profit	69,289	42,843	180,700	61,276

OPERATING EXPENSES:
Selling, general and administrative expenses	246,187	189,860	631,705	294,567
Depreciation	21,925	355	62,255	596
Total operating expenses	268,112	190,215	693,960	295,163

NET LOSS FROM OPERATIONS	(198,823)	(147,372)	(513,260)	(233,887)

Other income (expense):
Interest income	51,922	176	97,177	349
Realized net losses on sale of marketable securities	-	-	(211,617)	-

Net loss before provision for income taxes	(146,901)	(147,196)	(627,700)	(233,538)

Income taxes (benefit)	-	100	-	100

NET LOSS	$ (146,901)	$ (147,296)	$ (627,700)	$ (233,638)

Net loss per common share, basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding, basic and fully diluted	94,915,855	94,915,855	94,915,855	94,915,855

Comprehensive loss:
Net loss	$ (146,901)	$ (147,296)	$ (627,700)	$ (233,638)
Foreign translation gain (loss)	2,312	330	(10,601)	283

Comprehensive loss	$ (144,589)	$ (146,966)	$ (638,301)	$ (233,355)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (627,700)	$ (233,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,255	596
Loss on sale of available for sale securities	211,617	-
Increase (decrease) in:
Accounts receivable	(3,054,852)	(529,194)
Purchase advances	1,003,639	-
Inventory		(1,278,968)
Prepaid expenses	(2,085)	-
Increase (decrease) in:
Accounts payable and accrued expenses	2,199,787	541,623
Net cash used in operating activities	(207,339)	(1,499,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	2,758,229	-
Proceeds from note receivable	-	2,580,643
Purchase of held to maturity investment	(2,577,898)	-
Purchase of available for sale securities	(2,969,845)	-
Purchase of property, plant and equipment	(165,904)	(2,308)
Net cash (used in) provided by investing activities	(2,955,418)	2,578,335

CASH FLOWS FROM FINANCING ACTIVITIES:
Investment in subsidiary by non controlling interest	-	1,388,386
Withdrawal of investment by non controlling interest	-	(1,388,386)
Net cash provided by financing activities	-	-

Effect of currency rate changes on cash	(7,621)	256

Net (decrease) increase in cash and cash equivalents	(3,170,378)	1,079,010
Cash and cash equivalents, beginning of period	4,439,256	646,088

Cash and cash equivalents, end of period	$ 1,268,878	$ 1,725,098

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ 100.

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 8, 2010.

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts receivable was $0 as of September 30, 2010 and December 31, 2009.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”).  ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

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

Available for Sale Securities

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported, net of tax, as a component of other comprehensive income.  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  During the nine months ended September 30, 2010, the Company incurred a net realized loss of $211,617 from the purchase and sale of securities transactions.  At September 30, 2010 and December 31, 2009, the Company did not have available-for-sale securities.

Held to Maturity Investment

Held to maturity investment is recorded at cost, net of any amortization, and is comprised of a convertible debenture with interest at 8% per annum, payable on a quarterly basis, due December 31, 2014.  The debenture is convertible into the debtor's common stock at any time at the holder’s election, at the greater of the average of any three consecutive trading days within 60 days immediately prior to the election or par value.   The debenture is subject to redemption at any time up to 14 days before maturity at a premium equal to 112% of the outstanding amount.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

As of September 30, 2010 and December 31, 2009, the Company maintained $1,216,366 and $4,333,716 in foreign bank accounts not subject to FDIC coverage.

As of September 30, 2010 and December 31, 2009, two customers represented 100% of the Company’s accounts receivable ($3,424,966 and $424,746, respectively).

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

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the First-in and First-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company did not have any inventory as of September 30, 2010 and December 31, 2009.

Advertising Costs

The Company expenses advertising costs when incurred.  There were no advertising expenses for the nine month periods ended September 30, 2010 and 2009.

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

The Company had no assets and liabilities that were measured on a recurring basis at fair value as of September 30, 2010 using the market and income approaches.

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator-basic and diluted
Net loss attributable to common stockholders	$(146,901)	$(147,296)	$(627,700)	$(233,638)

Weighted average number of common shares outstanding-basic and diluted	94,915,855	94,915,855	94,915,855	94,915,855

Loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

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

Recent Accounting Pronouncements

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated condensed balance sheets for accounts receivables, accounts payable and accrued expenses and put liability approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying condensed consolidated balance sheets for line of credit approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Cash, short term investment, warrants and reset derivatives are recorded at fair value on a recurring basis. In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

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

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – PRINCIPAL STOCKHOLDER

As of September 30, 2010, Kelton Capital Group Ltd., controlled by Stanley Chan, the Company’s president and CEO, owned 31,190,500 shares, or 32.9%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2010, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On October 20, 2010, subsequent to the date of these financial statements, the Company's shareholders voted to increase the number of authorized shares of common stock to 500 million.

NOTE 4-CONCENTRATION OF PURCHASES AND SALES

(a) Sales - The Company routinely sells products to its customers, which includes resellers and small and medium-sized manufacturing end-users.  Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and nine month period ended September 30, 2010, one customer represented 92.3% and 92.3% of the consolidated sales, respectively.  For the three and nine month period ended September 30, 2009, two customers represented 100.0% of the consolidated sales.

(b) Purchases- For the three-month period ended September 30, 2010, one vendor represented 100.0% of the consolidated purchases.  For the nine-month period ended September 30, 2010, two vendors represented 100% of the consolidated purchases.  For the three and nine month periods ended September 30, 2009, two vendors represented 100% of consolidated purchases.

NOTE 5-SUBSEQUENT EVENTS

On October 20, 2010, subsequent to the date of these financial statements, the Company's shareholders voted to increase the number of authorized shares of common stock to 500 million.

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

Results of Operations

For the three months Ended September 30, 2010 Compared to 2009:

Sales

For the three months ended September 30, 2010, the Company’s sales were $4,138,976 as compared to $804,513 for the same period last year, a 414.5% increase.  The increase in sales 2010 as compared to 2009 is a result of our sales efforts to grow and expand our core mineral products business through our wholly owned subsidiary, Sinoforte.  Company started to generate sales in second quarter of 2009 as compared to a full sales period in 2010.

Costs of Goods Sold

Cost of goods sold for the three months ended September 30, 2010 was $4,069,687, or approximately 98.3% of the sales as compared to $761,670 or 94.7% same period last year.

General and Administrative Expenses

For the three months ended September 30, 2010, our general and administrative expenses were $246,187 compared to $189,860 for the same period of the previous year.  The increase in general and administrative expenses was primarily due to Sinoforte’s increased staff costs and expansion of sales and marketing efforts as we grow our product sales.

Other Income (Expense)

For the three months ended September 30, 2010, the Company had interest income of $51,922, primarily from our investments compared to $176 for the same period last year.

Net Loss

For the three months ended September 30, 2010, we had a net loss of $146,901, or $(0.00) per share, as compared to a net loss of $147,096, or $(0.00) per share, for the same period of 2009.

For the nine months Ended September 30, 2010 Compared to 2009:

Sales

For the nine months ended September 30, 2010, the Company’s sales were $7,153,019 as compared to $1,528,419 for the same period last year, a 368.0% increase.  Our sales for the nine months ended September 30, 2010 increased significantly over the prior period last year due to a full nine month operating cycle in 2010 as compared to only six months of sales in 2009 due to the Company beginning to generate sales in the 2nd quarter of last year.

Costs of Goods Sold

Cost of goods sold for the nine months ended September 30, 2010 was $6,972,319, or approximately 97.5% of the sales as compared to $1,467,143 or 96.0% same period last year.

General and Administrative Expenses

For the nine months ended September 30, 2010, our general and administrative expenses were $631,705 compared to $294,567 for the same period of the previous year.  The significant increase is primarily the result of a) nine months of operations in 2010 as compared to six months in 2009 and b) an increase in general and administrative expenses  of Sinoforte’s  due to increased staff costs and expansion of sales and marketing efforts as we grow our product sales.

Other Income (Expense)

For the nine months ended September 30, 2010, the Company had interest income of $97,177, primarily from our investments compared to $349 for the same period last year.   In addition, the Company realized a net loss in available for sale securities transactions of $211,617 for the nine months ended September 30, 2010 as compared to $-0- for the same period last year.

Net Loss

For the nine months ended September 30, 2010, we had a net loss of $627,700, or $(0.01) per share, as compared to a net loss of $233,438, or $(0.00) per share, for the same period of 2009.

Liquidity and Capital Resources

In May 2008, we issued an aggregate of 90,000,000 shares of our common stock to 18 investors, in a private placement, for an aggregate purchase price of $5.4 million in cash.

As of September 30, 2010, we had cash and cash equivalents of $1,268,878.  For the nine months ended September 30, 2010, we used net cash of $207,339 in our operating activities, primarily as a result of our net loss of $627,700, an increase in accounts receivable, net of $3,054,852 and increase in prepaid expenses of $2,085, offset loss on sale of available securities of $211,617, a decrease in purchase advance of $1,003,639 depreciation of $62,255 and by increase in accounts payable of $2,199,787.  By comparison, net cash used in operating activities was $1,499,581 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, net cash used in our investing activities was $2,955,418, resulting from the acquisition of property, plant and equipment of $165,904 and net purchase costs of available for sale securities over sales of $211,617 and purchase of investment of $2,577,898.  We did not have any financing activities for the nine months ended September 30, 2010.  By comparison, net cash provided by investing activities was $2,578,335 for the nine months ended September 30, 2009 and no financing activities for the same period.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 11, 2010