Form 10-K
period 2010-12-31
SCIENTIFIC ENERGY INC
filed 2011-04-14
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2010

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for The Transition Period From __________To ____________

Commission file number: 000-50559

SCIENTIFIC ENERGY, INC

(Name of Small Business Issuer in Its Charter)

Utah	87-0680657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Weldon Street, Jersey City, New Jersey 07306 (Address of principal executive offices including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $32.68 million.

(Applicable only to Corporate Registrant)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   94,915,855 shares of the registrant’s common stock were outstanding as of April 11, 2011.

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

In April 2007, the Company acquired certain heavy drilling equipment, facilities and contract rights associated with crude oil drilling and service business from PT Prima Jasa Energy, an Indonesian crude oil drilling and service firm (“PJE”), for $300,000.  At the same time, the Company entered into a drilling services agreement with PJE, pursuant to which PJE provided oil drilling and services to the Company.  In October 2007, the Company sold all drilling equipment, facilities and associated contract rights to a third party for $400,000, and intended to enter into the natural resources industry in China.

In January 2008, the Company, through its wholly owned subsidiary PDI Global Ltd., entered into a joint venture agreement with China Resources Development Group Ltd., a Hong Kong company.  Under the agreement, a joint venture company, Kabond Investments Ltd (the “JVC”), was established in Hong Kong, and the Company invested $39.6 million Hong Kong dollars (approximately USD$5.09 million) into the JVC for 72% of the JVC’s capital shares, and China Resources Development Group Ltd., jointly with its partner, invested $15.4 million Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC’s capital shares.  In December 2008, all equity interest of the JVC owned by the Company was sold to a third party for $39.6 million Hong Kong dollars (approximately USD$5,109,743).

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

Business

The Company operates primarily as a merchant, buying and selling various type and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite.  As a merchant, the Company acts as a reseller.  It purchases graphite products in bulk, primarily from graphite producers, and resells them, either in bulk or in smaller quantities (in either case, without further processing), to various small and mid-sized customers.  As a reseller, the Company may or may not take possession of the products.

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

The Company conducts business primarily through our wholly owned subsidiary Sinoforte Ltd., a Hong Kong corporation.  The Company started to generate revenue in the second quarter of 2009.  For the year ended December 31, 2010 and 2009, the sales of the Company were $12,323,770 and $3,055,094, respectively.

Supplies

The Company purchases graphite products from a variety of sources, including graphite processing companies, brokers and other intermediaries in China.  The Company typically purchases the graphite pursuant to individual purchase orders, and does not generally enter into long-term contracts for the purchase of raw materials.  For the year ended December 31, 2010, one supplier represented 95.7% of the Company's consolidated purchases.

Sales and Marketing

The Company markets our graphite products on a wholesale basis primarily to graphite distributors and resellers. To a lesser extent, we also sell products to small and medium-sized manufacturing end-users.  The Company uses its own sales force consisting of two people to market directly to its customers, who purchase our products through negotiated spot sales contracts that establish the quantity and price for each transaction.  For the year ended December 31, 2010, two customers represented 15.8% and 84.2%, respectively, of the consolidated sales.

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

Patents, trademarks, franchises, concessions, royalty agreements or labor contracts

The Company does not own any patents, trademarks, copyrights, franchises, concessions, royalty agreements, or labor contracts.

Product Research and Development

To date the Company has not conducted any product research and development.  The Company does not plan to conduct any product research and development activities in the next twelve months.

Employees

As of December 31, 2010, the Company has five employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with employees to be satisfactory.

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

Since inception we have never been profitable.  There can be no guarantee that we will ever be profitable.  For the year ended and as of December 31, 2010, the Company had net losses of $1,452,672 and had accumulated deficit of $2,723,706.  Losses may continue in the future.  There is no assurance that we will be successful in reaching or maintaining profitable operations.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

Because we are small and do not have much capital, we must limit our operations.  A company in the natural resources industry with limited operations has a smaller opportunity to be successful.  Because we may have to limit our operations, we may not be able to generate sufficient sales to make a profit.  If we do not make a profit, we may have to suspend or cease our operations.

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

There has been low volume and therefore an inactive market for our common stock, the stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your stock purchase price.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the year ended December 31, 2010, the rent was $500 per month.  We also have an office in Hong Kong, which is leased on a month-by-month basis. The rent is $1,700 per month.

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

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol "SCGY.OB."  Our common stock is very thinly traded.  Accordingly, we are not including a history of reported trades in the public market through December 31, 2010.  The last reported trade was on June 17, 2009 with a quote price of $5.00 per share.

Holders

As of March 31, 2011, we had approximately 239 holders of record of our common stock.

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

Performance graph

Not required for small reporting companies

Recent Sales of Unregistered Securities

On January 25, 2008, we issued an aggregate of 90,000,000 shares of our common stock to 18 investors, at a purchase price of $0.06 per share, for an aggregate of purchase price of $5.4 million.

Each of the investors is not a "U.S. Person" as that term is defined in Regulation S promulgated under the Securities Act of 1933.  The shares issued are unregistered under the Securities Act of 1933, as amended.  The shares issued were offered and sold in reliance upon exemptions from registration provided by Regulation S and/or Section 4(2) promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2010.

Item 6.   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Overview

The Company operates primarily as a merchant, buying and selling various type and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite.  As a merchant, the Company acts as a reseller.  It purchases graphite products in bulk, primarily from graphite producers, and resells them, either in bulk or in smaller quantities (in either case, without further processing), to various small and mid-sized customers.  As a reseller, the Company may or may not take possession of the products.

The Company conducts business primarily through our wholly owned subsidiary Sinoforte Ltd., a Hong Kong corporation.  The Company started to generate revenue in the second quarter of 2009.  For the year ended December 31, 2010 and 2009, the sales of the Company were $12,323,770 and $3,055,094, respectively.

The Company expects its business to continue to grow.

Results of Operations

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Sales

For the year ended December 31, 2010, the Company’s sales were $12,323,770 as compared to $3,055,094 for the same period of the last year, a 303% increase.  Our sales for the year 2010 increased significantly over the prior period due to two reasons. First, the Company had more aggressive and improved sales efforts in 2010. In order to get more market share, the Company was willing to lower its short-term profit margin. Secondly, during the year, the sale prices for our graphite products were increased significantly.  In addition, 2010 was a full twelve month operating cycle as compared to only nine months of sales in 2009 due to the Company beginning to generate sales in the 2nd quarter of last year.

Costs of Goods Sold

Cost of goods sold for the year ended December 31, 2010 was $12,034,583, or approximately 97.7% of the sales as compared to $2,893,230, or 94.7%, for the same period last year. The increase of 3.00% of cost of goods sold relative to sales in 2010 was due to the Company’s pricing was more competitive in 2010. In order to get more market share, the Company was willing to lower its short-term profit margin at that time.

General and Administrative Expenses

For the year ended December 31, 2010, our general and administrative expenses were $823,447 compared to $557,896 for the same period of the previous year.  The significant increase (47.61%) is primarily the result of (i) twelve months of operations in 2010 as compared to nine months in 2009 and (ii) an increase in general and administrative expenses due to increased bad debt expenses and consulting fees and (iii) expansion of sales and marketing costs as we grow our product sales. For the year ended December 31, 2010, depreciation expense increased significantly, from $8,435 in 2009 to $84,232 due to purchase of vehicles in 2010.

Other Income (Expense)

For the year ended December 31, 2010, the Company had interest income of $149,185, primarily from our investment in a convertible debenture, compared to $77,938 for the same period last year.  During the year ended December 31, 2010, the Company recorded an impairment charge of $771,655 on our above described investment after consideration of the recoverability based on the issuers financial strength and the underlying security of the convertible note.  In addition, the Company realized a net loss in marketable  securities transactions of $211,710 for the year ended December 31, 2010 as compared to $-0- for the same period last year.

Net Loss

For the year ended December 31, 2010, we had a net loss of $1,452,672, or $(0.02) per share, as compared to a net loss of $326,629, or $(0.00) per share, for the same period of 2009.

Liquidity and Capital Resources

In May 2008, we issued an aggregate of 90,000,000 shares of our common stock to 18 investors, in a private placement, for an aggregate purchase price of $5.4 million in cash.

As of December 31, 2010, we had cash and cash equivalents of $1,780,317 and a working capital of $1,902,092.  For the year ended December 31, 2010, we generated net cash of $305,314 in our operating activities primarily by a decrease in purchase advance of $1,004,081and by increase in accounts payable and accrued expenses of $2,204,185 along with non cash depreciation of $84,231, bad debt expense of $182,518, loss on sale of available securities of $211,710, impairment charge on held to maturity investment of $771,655; offset by our net loss of $1,452,672, an increase in accounts receivable of $2,687,780 and increase in prepaid expenses of $12,613. By comparison, net cash used in operating activities was $1,132,330 for the year ended December 31, 2009.

For the year ended December 31, 2010, net cash used in our investing activities was $2,955,586, primarily resulting from the purchase of a held to maturity investment of $2,577,898 and purchase of property, plant and equipment of $165,979.  We did not have any financing activities for the year ended December 31, 2010.  By comparison, for the year ended December 31, 2009, net cash used in investing activities was $181,659 and net cash provided in financing activities of $5,109,743.

We currently have invested in a held to maturity convertible debenture with a carrying cost of $1,806,243 (after impairment of $771,655) with interest of 8% per annum paid quarterly, due December 31, 2014.The debenture is convertible into the debtor's common stock at any time at the holder’s election, at the greater of the average of any three consecutive trading days within 60 days immediately prior to the election or par value.   The debenture is subject to redemption at any time up to 14 days before maturity at a premium equal to 112% of the outstanding amount.

Until we are able to generate sufficient liquidity from operations, we intend to continue to fund operations from cash on-hand, through private debt or equity placements of our securities. Our continued operations will depend on whether we are able to generate sufficient liquidity from operations and/or raise additional capital through such sources as equity and debt financings, collaborative and licensing agreements and strategic alliances. There can be no assurance that additional capital will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs. We currently have no commitments for any additional capital, both internally and externally.

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

SCIENTIFIC ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee

Scientific Energy, Inc.

Jersey City, New Jersey

We have audited the consolidated balance sheets of Scientific Energy, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Energy, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 11, 2011

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 1,780,317	$ 4,439,256
Accounts receivable, net	2,874,629	424,746
Interest receivable from held to maturity investment	51,952	-
Purchase advance	-	1,005,888
Prepaid expense	17,056	4,458
Total current assets	4,723,954	5,874,348

Property, plant and equipment, net of accumulated depreciation of $93,477 and $9,344 as of December 31, 2010 and 2009, respectively	257,103	175,905

Other assets:
Held to maturity investment	1,806,243	-

Total assets	$ 6,787,300	$ 6,050,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 2,821,862	$ 621,174
Total current liabilities	2,821,862	621,174

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 and 100,000,000 shares authorized as of December 31, 2010 and 2009, respectively, 94,915,855 shares issued and outstanding as of December 31, 2010 and 2009	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(2,723,706)	(1,271,034)
Accumulated other comprehensive income	5,955	16,924
Total stockholders' equity	3,965,438	5,429,079

Total liabilities and stockholders' equity	$ 6,787,300	$ 6,050,253

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2010	2009
REVENUE:
Sales	$ 12,323,770	$ 3,055,094
Cost of sales	12,034,583	2,893,230

Gross profit	289,187	161,864

OPERATING EXPENSES:
Selling, general and administrative expenses	823,447	557,896
Depreciation	84,232	8,435
Total operating expenses	907,679	566,331

NET LOSS FROM OPERATIONS	(618,492)	(404,467)

Other income (expense):
Interest income	149,185	77,938
Impairment loss on held to maturity investment	(771,655)	-
Realized net losses on sale of marketable securities	(211,710)	-

Net loss before provision for income taxes	(1,452,672)	(326,529)

Income taxes (benefit)	-	100

NET LOSS	$ (1,452,672)	$ (326,629)

Net loss per common share, basic and fully diluted	$ (0.02)	$ (0.00)

Weighted average common shares outstanding, basic and fully diluted	94,915,855	94,915,855

Comprehensive loss:
Net loss	$ (1,452,672)	$ (326,629)
Foreign currency translation loss	(10,969)	(2,845)

Comprehensive loss	$ (1,463,641)	$ (329,474)

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED DECEMBER 31, 2010

					Additional		Other
	Preferred stock		Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, January 1, 2009	-	$ -	94,915,855	$ 949,159	$ 5,734,030	$ (944,405)	$ 19,769	$ 5,758,553

Foreign currency transaction loss	-	-	-	-	-	-	(2,845)	(2,845)

Net loss	-	-	-	-	-	(326,629)	-	(326,629)
Balance, December 31, 2009	-	-	94,915,855	949,159	5,734,030	(1,271,034)	16,924	5,429,079

Foreign currency transaction loss	-	-	-	-	-	-	(10,969)	(10,969)

Net loss	-	-	-	-	-	(1,452,672)	-	(1,452,672)
Balance, December 31, 2010	-	$ -	94,915,855	$ 949,159	$ 5,734,030	$ (2,723,706)	$ 5,955	$ 3,965,438

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,452,672)	$ (326,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	84,231	8,435
Bad debt expense	182,517	-
Loss on sale of available for sale securities	211,710	-
Impairment loss on held to maturity investment	771,655	-
Increase (decrease) in:
Accounts receivable	(2,687,780)	(424,844)
Purchase advances	1,004,081	(1,006,121)
Prepaid expenses	(12,613)	(4,459)
(Increase) decrease) in:
Accounts payable and accrued expenses	2,204,185	621,288
Net cash provided by (used in) operating activities	305,314	(1,132,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	2,759,425	-
Purchase of held to maturity investment	(2,577,898)	-
Purchase of available for sale securities	(2,971,134)	-
Purchase of property, plant and equipment	(165,979)	(181,659)
Net cash used in investing activities	(2,955,586)	(181,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note receivable	-	5,109,743
Investment in subsidiary by non controlling interest	-	1,388,386
Withdrawal of investment by non controlling interest	-	(1,388,386)
Net cash provided by financing activities	-	5,109,743

Effect of currency rate changes on cash	(8,667)	(2,586)

Net (decrease) increase in cash and cash equivalents	(2,658,939)	3,793,168
Cash and cash equivalents, beginning of period	4,439,256	646,088

Cash and cash equivalents, end of period	$ 1,780,317	$ 4,439,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ 100

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and Business Presentation

Scientific Energy, Inc.. (the “Company”) was incorporated under the laws of the State of Utah on May 30, 2001.  The Company is principally devoted to the buying and selling of various types and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite.

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which present the financial position and the results of operations of the Company and its 100% owned subsidiary, PDI Global Limited (a Hong Kong corporation, “PDI”).  PDI, in turn, is the 100% owner and consolidates Sinoforte Limited, a Hong Kong corporation.

All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts receivable was Nil as of December 31, 2010 and 2009. Bad debt expense was $182,517 and Nil for the year ended December 31, 2010 and 2009.

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

The Company defers any revenue for which the product has not been delivered or services have not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Segment information

ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. All sales and substantial assets of the Company are in China. The Company applies the management approach to the identification of our reportable operating segments as provided in accordance with ASC 280-10.  The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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

Available for Sale Securities

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported, net of tax, as a component of other comprehensive income.  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  During the year ended December 31, 2010, the Company incurred a net realized loss of $211,710 from the purchase and sale of securities transactions.  At December 31, 2010 and  2009, the Company did not have available-for-sale securities.

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

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company evaluated the recoverability of the held to maturity investment for possible other than temporary impairment. Evaluated recoverability included significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period of the issuer.  In addition, the Company considered the underlying marketable security of the convertible debenture. At December 31, 2010, the Company determined that a  $771,655 impairment in value was indicated and as such the carrying value of held to maturity asset was adjusted to current period operations as an impairment charge. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

As of December 31, 2010 and 2009, the Company maintained $1,745,305 and $4,333,716 in foreign bank accounts not subject to FDIC coverage.

As of December 31, 2010 and 2009, two customers represented 100% of the Company’s accounts receivable ($2,874,629 and $424,746, respectively).

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks.

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments.

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars (“USD”) using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”).  Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The conversion rates of Hong Kong Dollars (“HKD”) to USD at December 31, 2010 and 2009 were $7.7755 and $7.75434, with an average rate of $7.7683 and $7.75255 for the years ended December 31, 2010 and 2009, respectively.  The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for the personal use of the Company’s President and CEO.  The net book value of these vehicles is $253,607 and $126,918, as of December 31, 2010 and 2009, respectively.

Depreciation expense for the years ended December 31, 2010 and 2009 were $84,231 and $8,435, respectively.

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the first-in/first-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company did not have any inventory as of December 31, 2010 and 2009.

Advertising Costs

The Company expenses advertising costs when incurred.  There were no advertising expenses for the years ended December 31, 2010 and 2009.

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

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company had no assets and liabilities that were measured on a recurring basis at fair value as of December 31, 2010 using the market and income approaches.

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Numerator - basic and diluted
Net loss	$(1,452,672)	$(326,629)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,855	94,915,855
Loss per common share — basic and diluted	$(0.02)	$(0.00)

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values.

 SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect to have a significant impact on its financial statements with the adoption of ASU 2010-20.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – PRINCIPAL STOCKHOLDER

As of December 31, 2010, Kelton Capital Group Ltd., controlled by Stanley Chan, the Company’s president and CEO, owned 31,190,500 shares, or 32.9%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2010, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On October 20, 2010, the Company's shareholders voted to increase the number of authorized shares of common stock to 500 million.

NOTE 4-CONCENTRATION OF PURCHASES AND SALES

(a) Sales - The Company routinely sells products to its customers, which includes resellers and small and medium-sized manufacturing end-users.  Based on the nature of these customers, credit is generally granted without collateral being required.

For the year ended December 31, 2010,  two customers represented 84.2% and 15.8% of the consolidated sales, respectively.  For the year ended December 31, 2009, two customers represented 82.2% and 13.6%, respectively, of the consolidated sales.

(b) Purchases- For the year ended December 31, 2010, one vendor represented 95.7% of the consolidated purchases. For the year ended December 31, 2009, three vendors represented 61.4%, 19.4% and 13.8%, respectively, of the consolidated purchases

 SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 5-INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $1,719,006, expiring in the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2010 are as follows. Income tax expense for the year ended December 31, 2009 is comprised of a Utah State minimum tax on corporations.  No income taxes were recorded on the earnings in 2010 as a result of the utilization of the carry forwards.  All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  The Company does not file consolidated tax returns with its subsidiary.

At December 31, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Year Ended December 31, 2010

	Accumulated		Deferred
Tax	Net Operating		Tax	Valuation
Jurisdiction	Loss	Expiration	Assets	Allowance

United States	$1,719,006	2019-2030	$646,862	$(646,862)

Year Ended December 31, 2009

	Accumulated		Deferred
Tax	Net Operating		Tax	Valuation
Jurisdiction	Loss	Expiration	Assets	Allowance

United States	$1,227,329	2019-2029	$461,846	$(461,846)

 SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 5-INCOME TAXES (continued)

The provision for income taxes consists of the following:

	2010	2009
Current tax (benefit)	$(646,862)	$(461,846)
Increase to deferred tax valuation allowance for net operating loss carry forward	646,8624	461,846
Net provision	$0	0

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

During the year ended December 31, 2009, the Company paid $100 of minimum income tax to the State of Utah on its state tax return.  The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

NOTE 6-COMMITMENTS AND CONTINGENCIES

Consulting agreements

(1) Consulting Agreement with Tsui Siu Ting: On January 1, 2010, the Company entered into a Consulting Agreement with Tsui Siu Ting.  Under the Agreement, Mr. Tsui shall serve as a business advisor to the Company, on a non-exclusive basis, and render such advice and services to the Company as may be reasonably requested or assigned by the Company, including, without limitation, new business development and marketing activities in China and Hong Kong.  In consideration for his services, the Company agrees to pay to Mr. Tsui a monthly fee of $20,000 Hong Kong dollars (approximately US$2,564). The term of this agreement is five years.

(2) Consulting Agreement with GHL International.  On August 10, 2009, the Company entered into a Consulting Agreement with GHL International Ltd.  Pursuant to the Agreement, GHL shall serve as a business advisor to the Company and its subsidiaries, on a non-exclusive basis, and render such advice and services to the Company as may be reasonably requested by the Company, including, without limitation, strategic planning, financing, marketing, and business development activities. In consideration of GHL’s services, the Company agrees to pay to GHL a monthly fee based on an hourly rate of US$200. The term of this Agreement is two years, which can be extended by negotiation between the Company and Consultant.

Operating Lease Commitments

For the years ended December 31, 2010 and 2009, the rental expense was $26,400 and $29,169, respectively.  All leases are on month-by-month basis.  As of December 31, 2010, there were no future minimum payments for all lease obligations.

Purchase Commitments

The Company may, from time to time, enter into limited purchase commitments for the purchase of certain raw materials.  There were no amounts committed as of December 31, 2010 and 2009.

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 6-COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2010.

NOTE 7-SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  Per the Company’s evaluation, no material subsequent event were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on our evaluation of our internal controls as of December 31, 2010, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

(c) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(d) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole directors and executive officer:

Name	Age	Positions Held

Stanley Chan	56	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mr. Stanley Chan has been a Director, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Company since May 2006.  Mr. Chan also serves as President and Chairman of the Board of Directors of Tianloon Trading Co., Ltd., an import and export company, and the President and Chairman of Kelton Capital Group, Ltd., a private investment company.  Mr. Chan has more than ten years of experience in import-export business and financial investment.

Significant Employees

There are no significant employees other than our executive officer.

Family Relationships

None of our directors, executive officers, or key employees is related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.  To our knowledge, there are no arrangements or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Committees of the Board of Directors

The Company’s current bylaws require the Board of Directors to have at least three directors. The current Board is composed of one Director. Accordingly, the Company currently does not have standing Nominating, Compensation or Audit Committees, or committees performing similar functions. Nor do we have a written Nominating, Compensation or Audit committee charter. Since there is only one director, our Board of Directors does not believe that it is necessary to set up such committees because it believes that the functions of such committees are being adequately performed by the board of directors and these committees would be the same with one board member in any case.

The Company intends to seek qualified independent directors to serve on the board and ultimately form standing audit, nominating and compensation committees.

Classification of Directors; Board Vacancies

The holders of a majority of the outstanding shares of the Company’s common stock have approved an amendment to the Company’s Articles of Incorporation which provides for the division of our Board of Directors into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Vacancies on the Board of Directors may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board of Directors to fill a vacancy shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director’s successor is elected and qualified.

Director and Nominee Qualifications

The Board of Directors is responsible for identifying individuals qualified to become Board members and recommending to the Board director nominees for the next annual meeting of stockholders and candidates to fill vacancies on the Board. Additionally, in selecting nominees for directors, the Board will review candidates recommended by stockholders using the same general criteria as other candidates.

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. The entire board of directors will assess candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Directors were previously elected to serve until the next annual meeting of stockholders and until their successors shall have been elected and qualified.  At 2010 Annual Stockholder’s Meeting, the stockholders approved an amendment to the Company’s Articles of Incorporation providing for the classification of the Company’s Board of Directors into three classes, designated Class I, Class II, and Class III, with staggered three-year terms of office.

Audit Committee Financial Expert

The Company’s board of directors determined that the Company does not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(i) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended.  The Company believes that, from his business experience in overseeing or assessing the performance of companies, Mr. Stanley Chan is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The Company believes that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not currently warranted. The Company does intend to seek qualified audit committee financial experts.

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

Code of Business Conduct and Ethics

The Company has adopted a written Code of Business Conduct and Ethics, which applies to its directors, principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

The Code of Business Conduct and Ethics addresses, among other things, compliance with laws, rules and regulations, conflicts of interest, corporate opportunities, confidentiality, protection and use of company assets, and the reporting process for any illegal or unethical conduct.

Any waiver of the Code of Business Conduct and Ethics may only be made by the Board of Directors of the Company and will be promptly disclosed on a Form 8-K.

The Code of Business Conduct and Ethics is available in print without charge by writing to: Scientific Energy, Inc., Attention: Corporate Secretary, 27 Weldon Street, Jersey City, New Jersey 07306.

Compensation Interlocks and Insider Participation

There were no compensation committee or board interlocks among the members of our Board.

Legal Proceedings

Neither we, nor any of our property, are currently subject to any material legal proceedings or other regulatory proceedings, and to our knowledge no such proceedings are contemplated.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not currently have a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

As a result of the size of the Company and only having one executive officer, the Board evaluates both performance and compensation on an informal basis. For the last three fiscal years, the Company's sole executive officer receives no salary or any kind of compensation from the Company because the Company has not become profitable, and the Company’s sole executive officer agrees not to take compensation until some time when the Company is in a better financial position. He will not be paid on past performance, and no amounts have been accrued to him in such capacity.

Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Compensation-Related Risk

For the last three fiscal years, our sole executive officer receives no salary or other kind of compensation from the Company. Such practice does not create risks that are likely to have a material adverse effect on the Company.

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred		All
Name and				Stock	Option	Plan	Compensation		Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings		Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)		($)	($)
Stanley Chan	2010	-	-	-	-	-	-	(1)	25,000	$25,000
CEO and	2009	-	-	-	-	-	-		-	-
President

(1) The Company provides two vehicles to Mr. Chan for personal and business use as part compensation for his services

There were no "most highly compensated executive officers" as that term is defined in Item 402(a)(2) of Regulation S-K and there were no additional individuals for whom disclosure would have been made in this table.

Mr. Stanley Chan has been a Director, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Company since May 2006.  Mr. Chan also serves as President and Chairman of the Board of Directors of Tianloon Trading Co., Ltd., an import and export company, and the President and Chairman of Kelton Capital Group, Ltd., a private investment company.  Mr. Chan has more than ten years of experience in import-export business and financial investment.

Director Compensation

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity. As of the date of this report, no guidelines for the compensation of our non-employee directors have been adopted.

The following tables set forth the compensation of the Company's Board members during the last two fiscal years:

Summary Board Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan,	2010	-	-	-	-	-	-	-	-
Sole Director	2009	-	-	-	-	-	-	-	-

Equity Compensation Plans

The Company has no equity compensation plans at present, and there have been no grants of plan-based award made to a named executive officer in the last two completed fiscal years under any plan.

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2010, as defined by Item 402(p) of Regulation S-K.

Option Exercises and Stock Vested

We do not have any equity incentive plans. There have been no exercise of stock options, SARs and similar instruments, and no vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last two completed fiscal year for each of the named executive officers.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We do not have employment agreements in place with its executive officers and directors. There are no contracts, agreements, plans or arrangements, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

Employee Benefits Plans

Pension Benefits

We do not sponsor any qualified or non-qualified pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.  At this time we do not have a tax qualified defined contribution 401(k) plan in which all eligible executive officers and employees may participate.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recently completed fiscal year, there were no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Potential Conflicts of Interest of Compensation Consultants

No compensation consultants have ever been hired to advise the Company and its Board of Directors.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the common stock beneficially owned as of March 31, 2011 by (i) each of our directors and director nominees; (ii) each of our current Named Executive Officers; and (iii) all current executive officers and directors as a group.  There were 94,915,855 shares of our common stock outstanding as of March 31, 2011.  We have no other classes of voting securities outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Stanley Chan (2)(3) 27 Weldon Street Jersey City, NJ 07306	31,190,500	32.9%
Common	All officers and directors as a group(a)	31,190,500	32.9%

Security Ownership of Management

The following table sets forth certain information, as of March 31, 2011, as to each person known by us to own beneficially more than 5% of the outstanding shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
Common	Stanley Chan (2)(3) 27 Weldon Street Jersey City, NJ 07306	31,190,500	32.9%

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Procedures for Approval of Transactions with Related Persons

We do not have a written policy relating to the approval of transactions with related persons, and any such transactions are pre-approved by our Board of Directors in accordance with applicable law. Following the Board of Director’s review of the potential transaction, it will determine whether these transactions are in, or not inconsistent with, the best interests of the Company and its stockholders, taking into consideration whether they are on terms no less favorable to the Company than those available with other parties and the related person’s interest in the transaction.

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:   The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our financial statements for the years ended December 31, 2010 and 2009 and reviews of our interim financial statements included in our Forms 10-K for fiscal 2010 and 2009 were $41,000 and $24,000, respectively.

Audit-Related Fees:  Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above.

Tax Fees:  None.

All Other Fees:  None.

Board Approval of Services:  It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company.  The Board approved of 100% of the services provided by the independent accountant in 2010 and 2009.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

2.1	Share Purchase Agreement dated April 13, 2006, by and among by Todd Crosland, Jana Meyer, Mark Clawson, Dale Gledhill and Kelton Capital Group Limited.

3.1	Amended Articles of Incorporation dated January 25, 2007

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.2(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the registrant's Annual Report on Form 10-K filed on April 8, 2010).

31.1*	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1*	Section 1350 Certifications of CEO and CFO

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

April 14, 2011	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2011	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director