Form 10-Q
period 2011-03-31
SCIENTIFIC ENERGY INC
filed 2011-05-16
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [   ]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer, accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        [   ]      Accelerated filer      [   ]      Non Accelerated filer   [   ]     Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of May 13, 2011.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,778,895	$ 1,780,317
Accounts receivable, net	885,317	2,874,629
Accounts receivable, interest	-	51,952
Prepaid expense	5,317	17,056
Total current assets	2,669,529	4,723,954

Property, plant and equipment, net of accumulated depreciation of $115,219 and $93,477 as of March 31, 2011 and December 31, 2010, respectively	234,786	257,103

Other assets:
Held to maturity investment	1,806,243	1,806,243

Total assets	$ 4,710,558	$ 6,787,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 884,371	$ 2,821,862
Unearned interest	51,282	-
Total current liabilities	935,653	2,821,862

Commitments and contingencies

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,855 shares issued and outstanding as of March 31, 2011 and December 31, 2010	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(2,910,464)	(2,723,706)
Accumulated other comprehensive income	2,180	5,955
Total stockholders' equity	3,774,905	3,965,438

Total liabilities and stockholders' equity	$ 4,710,558	$ 6,787,300

See the accompanying notes to the unaudited consolidated financial statements.

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENSIVE INCOME (LOSS)
(unaudited)

	Three months ended March 31,
	2011	2010
REVENUE:
Sales	$ -	$ 1,960,397
Cost of sales	-	1,883,095

Gross profit	-	77,302

OPERATING EXPENSES:
Selling, general and administrative expenses	216,195	233,682
Depreciation	21,898	18,452
Total operating expenses	238,093	252,134

NET LOSS FROM OPERATIONS	(238,093)	(174,832)

Other income (expense):
Interest income	51,335	141
Realized net losses on sale of marketable securities	-	(211,829)

Net loss before provision for income taxes	(186,758)	(386,520)

Income taxes (benefit)	-	100

NET LOSS	$ (186,758)	$ (386,620)

Net loss per common share, basic and fully diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding, basic and fully diluted	94,915,855	94,915,855

Comprehensive loss:
Net loss	$ (186,758)	$ (386,520)
Foreign translation loss	(3,775)	(8,431)

Comprehensive loss	$ (190,532)	$ (394,951)

See the accompanying notes to the unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (186,758)	$ (386,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,898	18,452
Loss on sale of available for sale securities	-	211,829
Allowance for doubtful accounts	-	48,289
Increase (decrease) in:
Accounts receivable	2,036,808	(1,054,972)
Purchase advances	-	(259,030)
Prepaid expenses	11,856	(6,546)
(Increase) decrease) in:
Accounts payable and accrued expenses	(1,933,260)	494,035
Unearned interest	51,282	-
Net cash provided by (used in) operating activities	1,826	(934,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	-	2,760,989
Purchase of available for sale securities	-	(2,972,818)
Purchase of property, plant and equipment	-	(165,558)
Net cash (used in) provided by investing activities	-	(377,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Effect of currency rate changes on cash	(3,248)	(6,863)

Net decrease in cash and cash equivalents	(1,422)	(1,318,713)
Cash and cash equivalents, beginning of period	1,780,317	4,439,256

Cash and cash equivalents, end of period	$ 1,778,895	$ 3,120,543

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

See the accompanying notes to the unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 14, 2011.

Basis and Business Presentation

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts receivable was Nil as of March 31, 2011 and December 31, 2010. Bad debt expense was Nil for the three months ended March 31, 2011 and 2010, respectively.

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

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company defers any revenue for which the product has not been delivered or services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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

Available for Sale Securities

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported, net of tax, as a component of other comprehensive income.  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  During the quarter ended March 31, 2011 and 2010, the Company incurred a net realized loss of Nil and $211,829, respectively, from the purchase and sale of securities transactions.  At March 31, 2011 and December 31, 2010, the Company did not have available-for-sale securities.

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

At December 31, 2010, The Company evaluated the recoverability of the held to maturity investment for possible other than temporary impairment. Evaluated recoverability included significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period of the issuer.  In addition, the Company considered the underlying marketable security of the convertible debenture. At December 31, 2010, the Company determined that a $771,655 impairment in value was indicated and as such the carrying value of held to maturity asset was adjusted to current period operations as an impairment charge.  No impairment was made for the three months ended March 31, 2011.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of March 31, 2011 and December 31, 2010, the Company maintained $1,645,610 and $1,745,305 in foreign bank accounts not subject to FDIC coverage.

As of March 31, 2011 and December 31, 2010, one and two customers represented 100% of the Company’s accounts receivable ($885,317 and $2,874,629, respectively).

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at March 31, 2011 and December 31, 2010 were $7.7884 and $7.755, respectively and average rates of $7.7867 and $7.7597 for the quarters ended March 31, 2011 and 2010, respectively.   The Company uses historical rates for stockholders’ equity accounts.

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office	3 years
Furniture and fixtures	3 years
Vehicles	4 years

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has two vehicles that are provided for the personal use of the Company’s President and CEO.  The net book value of these vehicles was $231,893 and $253,607, as of March 31, 2011 and December 31, 2010, respectively.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $21,898 and $18,452, respectively.

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the first-in/first-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company did not have any inventory as of March 31, 2011 and December 31, 2010.

Advertising Costs

The Company expenses advertising costs when incurred.  There were no advertising expenses for the three months ended March 31, 2011 and 2010.

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

The Company had no assets and liabilities that were measured on a recurring basis at fair value as of March 31, 2011 using the market and income approaches.

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Numerator - basic and diluted
Net loss	$(186,758)	$(386,520)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,855	94,915,855
Loss per common share — basic and diluted	$(0.00)	$(0.00)

Recent Accounting Pronouncements

There were various  updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – PRINCIPAL STOCKHOLDER

As of March 31, 2011, Kelton Capital Group Ltd., controlled by Stanley Chan, the Company’s president and CEO, owned 31,190,500 shares, or 32.9%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2011 and December 31, 2010, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On October 20, 2010, the Company's shareholders voted to increase the number of authorized shares of common stock to 500 million.

NOTE 4 - CONCENTRATION OF PURCHASES AND SALES

(a) Sales - The Company routinely sells products to its customers, which includes resellers and small and medium-sized manufacturing end-users.  Based on the nature of these customers, credit is generally granted without collateral being required.

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the quarter ended March 31, 2011, the Company had no sales.  For the quarter ended March 31, 2010, one customer represented 100.0% of the consolidated sales.

(b) Purchases- For the quarter ended March 31, 2011, the Company had no purchases.  For the quarter ended March 31, 2010, two vendors represented 87.9% and 12.1%, respectively, of the consolidated purchases.

NOTE 5 - INCOME TAXES

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

The Company may, from time to time, enter into limited purchase commitments for the purchase of certain raw materials.  There were no amounts committed as of March 31, 2011 and December 31, 2010.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of March 31, 2011.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

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

Results of Operations

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Sales

For the quarter ended March 31, 2011, the Company generated no sales.  The reason was that most graphite miners in China are located in the far north and they usually have little operations in the winter months due to frigid weather. The graphite supply is significantly limited during this period of time in this current year. As a result, the Company was not able to procure graphite supplies from its suppliers.  The Company believes that its operations will continue as soon as the weather becomes warmer. By comparison, for the three months ended March 31, 2010, the Company’s sales were $1,960,397.

Costs of Goods Sold

Cost of goods sold for the three months ended March 31, 2011 was Nil because there were no sales. By comparison, the cost of goods sold were $1,883,095, or 96.1%, for the same period last year.

Operating expenses

For the three months ended March 31, 2011, the Company’s general and administrative expenses were $216,195 compared to $233,682 for the same period of the previous year.  The decrease (7.5%) is primarily the result of a decrease in bad debt expenses and consulting fees. In addition, for the three months ended March 31, 2011, depreciation expense increased significantly, from $18,452 in 2010 to $21,898 due to newly purchased vehicles.

Other Income (Expense)

For the three months ended March 31, 2011, the Company had interest income of $51,335, primarily from our investment in a convertible debenture, compared to $141 as interest income for the same period last year.  The Company realized no net loss in marketable securities transactions for the three months ended March 31, 2011 as compared to $211,829 for the same period last year.

Net Loss

For the three months ended March 31, 2011, we had a net loss of $186,758, or $(0.00) per share, as compared to a net loss of $386,520, or $(0.00) per share, for the same period of 2010.

Liquidity and Capital Resources

In May 2008, the Company issued an aggregate of 90,000,000 shares of its common stock to 18 investors, in a private placement, for an aggregate purchase price of $5.4 million in cash.

As of March 31, 2011, the Company had cash and cash equivalents of $1,778,895 and a working capital of $1,733,876.  For the three months ended March 31, 2011, the Company provided net cash of $1,826 from its operating activities primarily by accounts receivable collections of $2,036,808, decrease in prepaid expenses of $11,856 and increase in unearned interest of $51,282 along with non cash depreciation of $21,898, with a net loss for the three months ended March 31, 2011 of $186,758 and decrease in accounts payable of $1,933,260. By comparison, net cash used in operating activities was $934,463 for the same period of 2010.

For the three months ended March 31, 2011, we did not have any  investing activities or financing activities. By comparison, for the same period of the last year, net cash used in investing activities was $377,387 and net cash provided in financing activities of Nil.

The Company currently has invested in a held to maturity convertible debenture with a carrying cost of $1,806,243 (after impairment of $771,655) with interest of 8% per annum paid quarterly, due December 31, 2014.  The debenture is convertible into the debtor's common stock at any time at the holder’s election, at the greater of the average of any three consecutive trading days within 60 days immediately prior to the election or par value.   The debenture is subject to redemption at any time up to 14 days before maturity at a premium equal to 112% of the outstanding amount.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

May 13, 2011