Form 10-Q
period 2011-06-30
SCIENTIFIC ENERGY INC
filed 2011-08-08
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [X]    No [ ] The registrant does not maintain a Company website.

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of August 5, 2011.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,680,623	$ 1,780,317
Accounts receivable, net	103	2,874,629
Accounts receivable, interest	-	51,952
Prepaid expense	31,064	17,056
Total current assets	1,711,790	4,723,954

Property, plant and equipment, net of accumulated depreciation of $137,202 and $93,477 as of June 30, 2011 and December 31, 2010, respectively	213,035	257,103

Other assets:
Held to maturity investments	1,806,243	1,806,243

Total assets	$ 3,731,068	$ 6,787,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 47	$ 2,821,862
Total current liabilities	47	2,821,862

Commitments and contingencies

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,855 shares issued and outstanding as of June 30, 2011 and December 31, 2010	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(2,955,655)	(2,723,706)
Accumulated other comprehensive income	3,487	5,955
Total stockholders' equity	3,731,021	3,965,438

Total liabilities and stockholders' equity	$ 3,731,068	$ 6,787,300

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUE:
Sales	$ -	$ 1,053,646	$ -	$ 3,014,043
Cost of sales	-	1,019,537	-	2,902,632

Gross profit	-	34,109	-	111,411

OPERATING EXPENSES:
Selling, general and administrative expenses	74,588	151,624	290,783	385,518
Depreciation	21,924	21,878	43,822	40,330
Total operating expenses	96,512	173,502	334,605	425,848

NET LOSS FROM OPERATIONS	(96,512)	(139,393)	(334,605)	(314,437)

Other income (expense):
Interest income	51,321	45,114	102,656	45,255
Realized net losses on sale of marketable securities	-	-	-	(211,617)

Net loss before provision for income taxes	(45,191)	(94,279)	(231,949)	(480,799)

Income taxes (benefit)	-	-	-	-

NET LOSS	$ (45,191)	$ (94,279)	$ (231,949)	$ (480,799)

Net loss per common share, basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average common shares outstanding, basic and fully diluted	94,915,855	94,915,855	94,915,855	94,915,855

Comprehensive loss:
Net loss	$ (45,191)	$ (94,279)	$ (231,949)	$ (480,799)
Foreign currency translation gain (loss)	1,307	(4,482)	(2,468)	(12,913)

Comprehensive loss	$ (43,884)	$ (98,761)	$ (234,417)	$ (493,712)

See the accompanying notes to the unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (231,949)	$ (480,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,822	40,330
Loss on sale of available for sale securities	-	211,617
Increase (decrease) in:
Accounts receivable	2,872,162	(273,032)
Interest receivable on convertible debenture	51,952	(45,056)
Purchase advances	-	(258,771)
Prepaid expenses	(14,019)	(499)
(Increase) decrease) in:
Accounts payable and accrued expenses	(2,819,508)	43,379
Net cash provided by (used in) operating activities	(97,540)	(762,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	-	2,758,229
Purchase of available for sale securities	-	(2,969,845)
Purchase of held to maturity investments	-	(2,577,898)
Purchase of property, plant and equipment	-	(165,392)
Net cash (used in) provided by investing activities	-	(2,954,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Effect of currency rate changes on cash	(2,154)	(7,735)

Net decrease in cash and cash equivalents	(99,694)	(3,725,472)
Cash and cash equivalents, beginning of period	1,780,317	4,439,256

Cash and cash equivalents, end of period	$ 1,680,623	$ 713,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

See the accompanying notes to the unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 14, 2011.

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts receivable was Nil as of June 30, 2011 and December 31, 2010. Bad debt expense was Nil for the six months ended June 30, 2011 and 2010, respectively.

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

Available for Sale Securities

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported, net of tax, as a component of other comprehensive income.  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  During the six months ended June 30, 2011 and 2010, the Company incurred a net realized loss of Nil and $211,617, respectively, from the purchase and sale of securities transactions.  At June 30, 2011 and December 31, 2010, the Company did not have available-for-sale securities.

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

At December 31, 2010, The Company evaluated the recoverability of the held to maturity investment for possible other than temporary impairment. Evaluated recoverability included significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period of the issuer.  In addition, the Company considered the underlying marketable security of the convertible debenture. At December 31, 2010, the Company determined that a $771,655 impairment in value was indicated and as such the carrying value of held to maturity asset was adjusted to current period operations as an impairment charge.  No impairment was made for the three and six months ended June 30, 2011. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

As of June 30, 2011 and December 31, 2010, the Company maintained $1,589,284 and $1,745,305 in foreign bank accounts not subject to FDIC coverage.

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at June 30, 2011 and December 31, 2010 were $7.7832 and $7.755, respectively and average rates of $7,7819 and $7.7167 for the quarters ended June 30, 2011 and 2010, respectively.   The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for the personal use of the Company’s President and CEO.  The net book value of these vehicles was $210,462 and $253,607, as of June 30, 2011 and December 31, 2010, respectively.

Depreciation expense for the three and six months ended June 30, 2011 was $21,924 and $43,822, respectively; and for the three and six months ended June 30, 2010 was $21,878 and $40,330, respectively.

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the first-in/first-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company did not have any inventory as of June 30, 2011 and December 31, 2010.

Advertising Costs

The Company expenses advertising costs when incurred.  There were no advertising expenses for the three and six months ended June 30, 2011 and 2010.

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

The Company had no assets and liabilities that were measured on a recurring basis at fair value as of June 30, 2011 using the market and income approaches.

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator-basic and diluted
Net loss attributable to common stockholders	$(45,191)	$(94,279)	$(231,949)	$(480,799)

Weighted average number of common shares outstanding-basic and diluted	94,915,855	94,915,855	94,915,855	94,915,855

Loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2011, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On October 20, 2010, the Company's shareholders voted to increase the number of authorized shares of common stock to 500 million.

As of June 30, 2011, Kelton Capital Group Ltd., controlled by Stanley Chan, the Company’s president and CEO, owned 31,190,500 shares, or 32.9%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

NOTE 3 - CONCENTRATION OF PURCHASES AND SALES

(a) Sales - The Company routinely sells products to its customers, which includes resellers and small and medium-sized manufacturing end-users.  Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and six months ended June 30, 2011, the Company had no sales.  By comparison, for the three and six month period ended June 30, 2010, one customer represented 100.0% and 89.7% of the consolidated sales, respectively.

(b) Purchases - For the three and six months ended June 30, 2011, the Company had no purchases.  By comparison, for the three-month period ended June 30, 2010, two vendors represented 79.8% and 20.2%, respectively, of the consolidated purchases.  For the six-month period ended June 30, 2010, two vendors represented 81.9% and 18.1%, respectively, of the consolidated purchases.

NOTE 4 - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

The Company may, from time to time, enter into limited purchase commitments for the purchase of certain raw materials.  There were no amounts committed as of June 30, 2011 and December 31, 2010.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2011.

NOTE 6 - SUBSEQUENT EVENTS

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

For the three and six months ended June 30, 2011, the Company generated no sales.  Due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, during the second quarter of 2011, the Company has been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for other business opportunities.  Currently, the Company is exploring the possibility of launching a business website. However, no final decision has been made.

Results of Operations

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Sales

For the quarter ended June 30, 2011, the Company generated no sales.  Due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, during the second quarter of 2011, the Company has been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability. In the meantime, the Company began to look for other business opportunities. By comparison, for the three months ended June 30, 2010, the Company’s sales were $1,053,646.

Costs of Goods Sold

Cost of goods sold for the three months ended June 30, 2011 was Nil because there were no sales. By comparison, the cost of goods sold were $1,019,537, or 96.8%, for the same period last year.

Operating expenses

For the three months ended June 30, 2011, the Company’s general and administrative expenses were $96,512 compared to $173,502 for the same period of the previous year.  The decrease is primarily the result of less operating expenses and consulting fees with the slowdown of business.

Other Income (Expense)

For the three months ended June 30, 2011, the Company had interest income of $51,321, primarily from our investment in a convertible debenture, compared to $45,114 of interest income for the same period last year.

Net Loss

For the three months ended June 30, 2011, we had a net loss of $45,191, or $(0.00) per share, as compared to a net loss of $94,279, or $(0.00) per share, for the same period of 2010.

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Sales

For the six months ended June 30, 2011, the Company generated no sales. Due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, during the second quarter of 2011, the Company has been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for other business opportunities. By comparison, for the six months ended June 30, 2010, the Company’s sales were $3,014,043.

Costs of Goods Sold

Cost of goods sold for the six months ended June 30, 2011 was Nil because there were no sales. By comparison, the cost of goods sold were $2,902,632, or 96.3%, for the same period last year.

Operating expenses

For the six months ended June 30, 2011, the Company’s general and administrative expenses were $334,605 compared to $425,848 for the same period of the previous year.  The decrease is primarily the result of less operating expenses and consulting fees with the slowdown of business.

Other Income (Expense)

For the six months ended June 30, 2011, the Company had interest income of $102,656, primarily from our investment in a convertible debenture, compared to $45,255 of interest income for the same period last year.  The Company realized no net gains or losses in marketable securities transactions for the six months ended June 30, 2011 as compared to $211,617 of net losses for the same period last year.

Net Loss

For the six months ended June 30, 2011, we had a net loss of $231,949, or $(0.00) per share, as compared to a net loss of $480,799, or $(0.01) per share, for the same period of 2010.

Liquidity and Capital Resources

In May 2008, the Company issued an aggregate of 90,000,000 shares of its common stock to 18 investors, in a private placement, for an aggregate purchase price of $5.4 million in cash.

As of June 30, 2011, the Company had cash and cash equivalents of $1,680,623 and a working capital of $1,711,743.  For the six months ended June 30, 2011, the Company used net cash of $97,540 from its operating activities primarily from our net loss of $231,949 offset by accounts receivable collections of $2,924,114 and non-cash depreciation expense of $43,822, net with an increase in prepaid expenses of $14,019 and decrease in accounts payable of $2,819,508. By comparison, net cash used in operating activities was $762,831 for the same period of 2010.

For the six months ended June 30, 2011, the Company did not have any  investing activities or financing activities. By comparison, for the same period of the last year, net cash used in investing activities was $2,954,906 and net cash provided in financing activities of Nil.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports

 (a)    Exhibits:

Exhibit No.

Title of Document

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS

 XBRL Instance Document

101SCH

XBRL Taxonomy Extension Schema Document

101 CAL

XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB

XBRL Taxonomy Extension Label Linkbase Document.

101PRE

XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF

XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

By: /s/ Stanley Chan

Stanley Chan

President and Chief Executive Officer

August 5, 2011

14