Form 10-Q/A
period 2011-06-30
SCIENTIFIC ENERGY INC
filed 2011-08-11
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this "Amendment") amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 8, 2011 (the "Original Filing").

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

August 11, 2011

14