Form 10-Q
period 2011-09-30
SCIENTIFIC ENERGY INC
filed 2011-11-09
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of November 1, 2011.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6.	Exhibits	15

SIGNATURES		15

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,523,805	$ 1,780,317
Accounts receivable, net	-	2,874,629
Accounts receivable, interest	35,052	51,952
Prepaid expense	1,608	17,056
Total current assets	1,560,465	4,723,954

Property, plant and equipment, net of accumulated depreciation of $158,917 and $93,477 as of September 30, 2011 and December 31, 2010, respectively	190,957	257,103

Other assets:
Long term investments	2,577,474	1,806,243

Total assets	$ 4,328,896	$ 6,787,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 89	$ 2,821,862
Total current liabilities	89	2,821,862

Commitments and contingencies

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,855 shares issued and outstanding as of September 30, 2011 and December 31, 2010	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(2,356,972)	(2,723,706)
Accumulated other comprehensive income	2,590	5,955
Total stockholders' equity	4,328,807	3,965,438

Total liabilities and stockholders' equity	$ 4,328,896	$ 6,787,300

See the accompanying notes to the unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUE:
Sales	$ -	$ 4,138,976	$ -	$ 7,153,019
Cost of sales	-	4,069,687	-	6,972,319

Gross profit	-	69,289	-	180,700

OPERATING EXPENSES:
Selling, general and administrative expenses	184,284	246,187	475,067	631,705
Depreciation	21,882	21,925	65,704	62,255
Total operating expenses	206,166	268,112	540,771	693,960

NET LOSS FROM OPERATIONS	(206,166)	(198,823)	(540,771)	(513,260)

Other income (expense):
Interest income	35,101	51,922	137,757	97,177
Gain on exchange of investment	769,748	-	769,748	-
Realized net losses on sale of marketable securities	-	-	-	(211,617)

Net income (loss) before provision for income taxes	598,683	(146,901)	366,734	(627,700)

Income taxes (benefit)	-	-	-	-

NET INCOME (LOSS)	$ 598,683	$ (146,901)	$ 366,734	$ (627,700)

Net income (loss) per common share, basic	$ 0.01	$ (0.00)	$ 0.00	$ (0.01)

Net income (loss) per common share, fully diluted	$ 0.01	$ (0.00)	$ 0.00	$ (0.01)

Weighted average common shares outstanding, basic	94,915,855	94,915,855	94,915,855	94,915,855

Weighted average common shares outstanding, fully diluted	94,915,855	94,915,855	94,915,855	94,915,855

Comprehensive income (loss):
Net Income (loss)	$ 598,683	$ (146,901)	$ 366,734	$ (627,700)
Foreign translation gain (loss)	(897)	2,312	(3,365)	(10,601)

Comprehensive Income (loss)	$ 597,786	$ (144,589)	$ 363,369	$ (638,301)

See the accompanying notes to the unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 366,734	$ (627,700)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	65,704	62,255
Loss on sale of available for sale securities	-	211,617
Gain on exchange of investment	(769,748)	-
Increase (decrease) in:
Accounts receivable	2,870,770	(3,054,852)
Interest receivable on convertible debenture	16,900	-
Purchase advances	-	1,003,639
Prepaid expenses	15,568	(2,085)
(Increase) decrease) in:
Accounts payable and accrued expenses	(2,818,131)	2,199,787
Net cash provided by (used in) operating activities	(252,203)	(207,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	-	2,758,229
Purchase of available for sale securities	-	(2,969,845)
Purchase of held to maturity investments	-	(2,577,898)
Purchase of property, plant and equipment	(68)	(165,904)
Net cash (used in) provided by investing activities	(68)	(2,955,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Effect of currency rate changes on cash	(4,241)	(7,621)

Net decrease in cash and cash equivalents	(256,512)	(3,170,378)
Cash and cash equivalents, beginning of period	1,780,317	4,439,256

Cash and cash equivalents, end of period	$ 1,523,805	$ 1,268,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

See the accompanying notes to the unaudited consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on April 14, 2011.

Basis and Business Presentation

The Company was incorporated under the laws of the State of Utah on May 30, 2001.  Prior to August 2011, the Company was principally devoted to the buying and selling of various types and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite.   In August 2011, the Company decided to engage in a business of e-commerce platform. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts receivable was Nil as of September 30, 2011 and December 31, 2010.  Bad debt expense was Nil for the nine months ended September 30, 2011 and 2010, respectively.

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

The Company is exploring web based e-commerce to bring buyers and sellers together recognizing revenue as commissions on closed transactions.

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

Available for Sale Securities

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported, net of tax, as a component of other comprehensive income.  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  During the nine months ended September 30, 2010, the Company incurred a net realized loss of $211,617 from the purchase and sale of securities transactions.  At September 30, 2011 and December 31, 2010, the Company did not have available-for-sale securities.

Long Term Investments

Long term investment as of December 31, 2010 is comprised of a convertible debenture with interest at 8% per annum, payable on a quarterly basis, due December 31, 2014. The investment is recorded at cost, net of any amortization.  The debenture is convertible into the debtor's common stock at any time at the holder’s election, at the greater of the average of any three consecutive trading days within 60 days immediately prior to the election or par value.   The debenture is subject to redemption at any time up to 14 days before maturity at a premium equal to 112% of the outstanding amount.

At December 31, 2010, The Company evaluated the recoverability of the held to maturity investment for possible other than temporary impairment. Evaluated recoverability included significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period of the issuer.  In addition, the Company considered the underlying marketable security of the convertible debenture. At December 31, 2010, the Company determined that a $771,655 impairment in value was indicated and as such the carrying value of held to maturity asset was adjusted to current period operations as an impairment charge.  No impairment was made for the three and nine months ended September 30, 2011. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

On August 26, 2011, the issuer of the convertible debenture paid  1,452 troy ounces of gold  in exchange for the cancelation of the debenture.  The Company recorded the fair value of the gold received as of August 26, 2011 of $2,577,474 realizing a gain on exchange of long term investments of $769,748 in current period operations.

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

As of September 30, 2011 and December 31, 2010, the Company maintained $1,443,377 and $1,745,305 in foreign bank accounts not subject to FDIC coverage.

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at September 30, 2011 and December 31, 2010 were $7.7929 and $7.755, respectively and average rates of $7.7856 and $7.7683 for the nine months  ended September 30, 2011 and 2010, respectively.   The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for the personal use of the Company’s President and CEO.  The net book value of these vehicles was $190,334 and $253,607, as of September 30, 2011 and December 31, 2010, respectively.

Depreciation expense for the three and nine months ended September 30, 2011 was $21,882 and $65,704, respectively; and for the three and nine months ended September 30, 2010 was $21,925 and $62,255, respectively.

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the first-in/first-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company did not have any inventory as of September 30, 2011 and December 31, 2010.

Advertising Costs

The Company expenses advertising costs when incurred.  There were no advertising expenses for the three and nine months ended September 30, 2011 and 2010.

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

The Company had no assets and liabilities that were measured on a recurring basis at fair value as of September 30, 2011 using the market and income approaches.

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator-basic and diluted

Net Income ( loss) attributable to common stockholders	$ 598,683	$ (146,901)	$ 366,734	$ (627,700)

Weighted average number of common shares outstanding-basic	94,915,855	94,915,855	94,915,855	94,915,855

Income (loss) per common share-basic	$ 0.01	$ (0.00)	$ 0.00	$ (0.00)

Weighted average number of common shares outstanding-fully diluted	94,915,855	94,915,855	94,915,855	94,915,855

Income (loss) per common share-fully diluted	$ 0.01	$ (0.00)	$ 0.00	$ (0.00)

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2011, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On October 20, 2010, the Company's shareholders voted to increase the number of authorized shares of common stock to 500 million.

As of September 30, 2011, Kelton Capital Group Ltd., controlled by Stanley Chan, the Company’s president and CEO, owned 31,190,500 shares, or 32.9%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

NOTE 3 - CONCENTRATION OF PURCHASES AND SALES

(a) Sales - The Company routinely sells products to its customers, which includes resellers and small and medium-sized manufacturing end-users.  Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and nine months ended September 30, 2011, the Company had no sales.  By comparison, for the three and nine month period ended September 30, 2010, one customer represented 92.30% and 92.3% of the consolidated sales, respectively.

(b) Purchases - For the three and nine months ended September 30, 2011, the Company had no purchases.  By comparison, for the three-month period ended September 30, 2010, one vendor represented 100.0% of the consolidated purchases.  For the nine-month period ended September 30, 2010, two vendors represented 100% of the consolidated purchases.

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

During the three months and nine months ended September 30, 2011, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

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

Purchase Commitments

The Company may, from time to time, enter into limited purchase commitments for the purchase of certain raw materials.  There were no amounts committed as of September 30, 2011 and December 31, 2010.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2011.

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

Overview

The Company conducts business primarily through its wholly owned subsidiary Sinoforte Ltd., a Hong Kong corporation.

Prior to August 2011, the Company operated primarily as a merchant, buying and selling various type and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite. As a merchant, the Company acted as a reseller. It purchased graphite products in bulk, primarily from graphite producers, and resold them, either in bulk or in smaller quantities (in either case, without further processing), to various small and mid-sized customers.

For the three and nine months ended September 30, 2011, the Company generated no sales. Due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, during this period of time, the Company had been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for other business opportunities. In August 2011, the Company decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com”, which provides an e-commerce platform, where registered members can exchange goods and services.

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.

This website will be started by the end of this year.

Results of Operations

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Sales

For the quarter ended September 30, 2011, the Company generated no sales.  Due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, during the second quarter of 2011, the Company had been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for new business opportunities.  In August 2011, the Company decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services. The website will be started by the end of this year.

By comparison, for the three months ended September 30, 2010, the Company’s sales were $4,138,976.

Costs of Goods Sold

Cost of goods sold for the three months ended September 30, 2011 was Nil because there were no sales. By comparison, the cost of goods sold were $4,069,687, or 98.3%, for the same period last year.

Operating expenses

For the three months ended September 30, 2011, the Company’s general and administrative expenses were $206,166 compared to $268,112 for the same period of the previous year.  The increase is primarily the result of less operating expenses and consulting fees.

Other Income (Expense)

For the three months ended September 30, 2011, the Company had $35,101 interest income, compared to $51,992 of interest income for the same period last year, which was primarily from our investment in a convertible debenture.

Gain on exchange of investment

During the three months ended September 30, 2011, the Company exchanged its held to maturity convertible debenture for 1,452 troy ounces of gold.  As such, the Company realized a $769,748 gain on exchange of investments as compared to Nil the same period last year.

Net Income (Loss)

For the three months ended September 30, 2011, we had a net income of $598,683, or $001 per share, as compared to a net loss of $146,901, or $(0.00) per share, for the same period of 2010 primarily from the gain on sale of investment and reduction in operating expenses.

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Sales

For the nine months ended September 30, 2011, the Company generated no sales.  Due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, during the first nine months of this year, the Company had been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for new business opportunities.  In August 2011, the Company decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services. The website will be started by the end of this year.

By comparison, for the nine months ended September 30, 2010, the Company’s sales were $7,153,019.

Costs of Goods Sold

Cost of goods sold for the nine months ended September 30, 2011 was Nil because there were no sales. By comparison, the cost of goods sold were $6,972,319, or 97.5%, for the same period last year.

Operating expenses

For the nine months ended September 30, 2011, the Company’s general and administrative expenses were $540,771 compared to $693,960 for the same period of the previous year primarily from a reduction in professional fees paid in 2011 as compared to 2010.

Other Income (Expense)

For the nine months ended September 30, 2011, the Company had interest income of $137,757, primarily from our investment in a convertible debenture, compared to $97,177 of interest income for the same period last year.

Gain on exchange of investment

During the nine months ended September 30, 2011, the Company exchanged its held to maturity convertible debenture for 1,452 troy ounces of gold.  As such, the Company realized a $769,748 gain on exchange of investments as compared to Nil the same period last year.

Realized net losses on sale of marketable securities

During the nine months ended September 30, 2010, the Company realized a net loss in available for sale securities transactions of $211,617 as compared to Nil for the nine months ended September 30, 2011.

Net Income ( Loss)

For the nine months ended September 30, 2011, we had a net income of $366,734, or $0.00 per share, as compared to a net loss of $627,700, or $(0.01) per share, for the same period of 2010 primarily from the gain on sale of investment and reduction in operating expenses.

Liquidity and Capital Resources

In May 2008, the Company issued an aggregate of 90,000,000 shares of its common stock to 18 investors, in a private placement, for an aggregate purchase price of $5.4 million in cash.

As of September 30, 2011, the Company had cash and cash equivalents of $1,523,805 and a working capital of $1,560,376.  For the nine months ended September 30, 2011, the Company used net cash of $252,203 from its operating activities primarily from our decrease in accounts payable of $2,818,131 and non cash gain on exchange of investment of $769,748, offset by our net income of $366,734, accounts receivable collections of $2,887,670, decrease in prepaid expenses of $15,568 and non cash depreciation of $65,704. By comparison, net cash used in operating activities was $207,339 for the same period of 2010.

For the nine months ended September 30, 2011, the Company purchased equipment of $68 as  investing activities or financing activities. By comparison, for the same period of the last year, net cash used in investing activities was $2,955,418 and net cash provided in financing activities of Nil.

The Company had invested in a held to maturity convertible debenture with a carrying cost of $1,806,243 (after impairment of $771,655) with interest of 8% per annum paid quarterly, due December 31, 2014.  The debenture was convertible into the debtor's common stock at any time at the holder’s election, at the greater of the average of any three consecutive trading days within 60 days immediately prior to the election or par value.   The debenture is subject to redemption at any time up to 14 days before maturity at a premium equal to 112% of the outstanding amount.  On August 26, 2011, the issuer paid 1,452 troy ounces of gold in settlement of the outstanding debenture.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 7, 2011

17