Form 10-K
period 2011-12-31
SCIENTIFIC ENERGY INC
filed 2012-04-09
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2011

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for The Transition Period From __________To ____________

Commission file number: 000-50559

SCIENTIFIC ENERGY, INC

(Name of registrant as specified in Its Charter)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Indicate by check mark whether the registrant has electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files:    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   94,915,855 shares of the registrant’s common stock were outstanding as of March 30, 2012.

PART I

Item 1.  BUSINESS

Background

Scientific Energy, Inc. (the “Company”) was incorporated under the laws of the State of Utah on May 30, 2001.  The Company did not engage in material operations for a few years.  Prior to April 2006, the Company had endeavored to develop and manufacture various energy generation devices and energy efficient mechanisms for use in currently available products.  The current business plan of the Company is to engage in a business of e-commerce platform.

In January 2008, the Company entered into a joint venture agreement with China Resources Development Group Ltd., a Hong Kong company.  Under the agreement, a joint venture company, Kabond Investments Ltd (the “JVC”), was established in Hong Kong, and the Company invested $39.6 million Hong Kong dollars (approximately USD$5.09 million) into the JVC for 72% of the JVC’s capital shares, and China Resources Development Group Ltd., jointly with its partner, invested $15.4 million Hong Kong dollars (approximately USD$1.98 million) into the JVC to receive 28% of the JVC’s capital shares.  In December 2008, all equity interest of the JVC owned by the Company was sold to a third party for $39.6 million Hong Kong dollars (approximately USD$5,109,743).

In January 2009, the Company entered into a joint venture agreement with China Resources Development Group Ltd.  Under the agreement, the Company agreed to invest $43,040,000 Hong Kong dollars (approximately US$5.55 million) into a joint venture company Sinoforte Ltd. in Hong Kong (“Sinoforte”).  The Company got 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, approximately US$1,318,967, and another investor invested HK$538,000, or approximately US$69,419, into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively.  The main business of Sinoforte is trading mineral products such as graphite produced in China.  In June 2009 and September 2009, respectively, China Resources and the other minority investor cancelled their investments in Sinoforte, and the full amount of their original investments was returned.  As a result, Sinoforte became a wholly-owned subsidiary of the Company.

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

The Company generated no sales in 2011. For much of this year, due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, the Company had been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability. In the meantime, the Company began to look for other business opportunities. In August 2011, the Company decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com”, which provides an e-commerce platform, where registered members can exchange goods and services.

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions. Currently this website is under testing.

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

Employees

As of December 31, 2011, the Company has five employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with employees to be satisfactory.

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

Since inception we have never been profitable.  There can be no guarantee that we will ever be profitable.  For the year ended and as of December 31, 2011, the Company had net losses of $4,802 and had accumulated deficit of $2,728,508.  There is no assurance that we will be successful in reaching or maintaining profitable operations.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

We are new in the e-commerce platform business, and our revenue is difficult to predict.  Our revenue may not recur from period to period, which contributes to the variability of our results from period to period.  Accordingly, the quarter-to-quarter comparisons of our operating results may not be meaningful, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

If we are unable to compete effectively with our competitors, our profitability and financial condition will be adversely affected.

We are a small company and we face intense competition, many of our competitors have substantially greater resources than us, including greater financial, marketing and distribution resources.  We have no proprietary competitive advantage, and there are no substantial barriers to competitors entering the market.  There is no assurance that we will be able to compete successfully with any of these competitors.  In addition, increased competition could result in price reductions, reduced margins and loss of market share for our services, all of which would adversely affect our business, results of operations and financial condition.

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

Risks Related to Doing Business in Hong Kong

Changes in the political and economic policies of Hong Kong’s government may have a significant negative impact upon our business operations.

Substantially all of our assets are located in Hong Kong and a considerable portion of our revenues are expected to derive from our operations in Hong Kong.  The Hong Kong government exerts substantial influence and control over the manner in which we must conduct our business activities.  Our ability to operate in Hong Kong may be adversely affected by changes in Hong Kong laws and regulations.  As a result, changes in the political and economic policies of the Hong Kong government could have a significant impact on the results of our operations and financial condition.

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

Fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income.

The functional currency of our operations in Hong Kong is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2011 and 2010 and through this date, there has been little fluctuation in exchange rates between Hong Kong dollars and US dollars. However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to Investment in the Company’s Securities

A number of our shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control.

Stanley Chan, our President, CEO and the sole director, currently beneficially owns 31,190,500 shares, or approximately 32.9%, of our outstanding common stock.  As a result, if acting together with other shareholders, he may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these persons, if acting together, may have the ability to control the management and affairs of the Company, which could have a material adverse effect on the value of the common stock.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the year ended December 31, 2011, the rent was $520 per month.   We also have an office in Hong Kong, which is leased on a month-by-month basis. The rent is $1,700 per month.

If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms.

Item 3.   LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol "SCGY.OB."  Our common stock is very thinly traded.  Accordingly, we are not including a history of reported trades in the public market through December 31, 2011.  The last reported trade was on March 28, 2012 with a quote price of $0.05 per share.

Holders

As of March 28, 2012, we had approximately 239 holders of record of our common stock.

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

Performance graph

Not required for smaller reporting companies

Recent Sales of Unregistered Securities

On January 25, 2008, we issued an aggregate of 90 million shares of our common stock to 18 investors, at a purchase price of $0.06 per share, for an aggregate of purchase price of $5.4 million.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2011.

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

For the year ended December 30, 2011, the Company generated no sales. For much of this year, due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, the Company had been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for other business opportunities. In August 2011, the Company decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com”, which provides an e-commerce platform, where registered members can exchange goods and services.

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.  Currently this website is under testing.

Results of Operations

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Sales

For the year ended December 31, 2011, the Company generated no sales, as compared to $12,323,770 for the prior year.  Due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, during the second quarter of 2011, the Company had been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for new business opportunities.  In August 2011, the Company decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

By comparison, for the year ended December 31, 2010, the Company’s sales were $12,323,770.

Costs of Goods Sold

Cost of goods sold for the year ended December 31, 2011 was Nil because there were no sales. By comparison, the cost of goods sold were $12,034,583, or 97.7%, of sales, for the previous year.

General and Administrative Expenses

For the year ended December 31, 2011, the Company’s general and administrative expenses were $789,670 compared to $823,447 for the same period of the previous year.  The small decrease is primarily the result of us pursuing additional business opportunities.

Other Income (Expense)

For the year ended December 31, 2011, the Company had $102,750 interest income, compared to $149,185 of interest income for the same period last year, which was primarily from our investment in a convertible debenture. In August 2011, the issuer of the convertible debenture paid 1,452 troy ounces of gold in exchange for the cancelation of the debenture.  The Company recorded the fair value of the gold received $2,577,474 realizing a gain on exchange of long term investments of $769,748 in current period operations.

By comparison, for the year ended December 31, 2010, the Company recorded an impairment charge of $771,655 on our above described investment after consideration of the recoverability based on the issuers financial strength and the underlying security of the convertible note.  In addition, the Company realized a net loss in marketable  securities transactions of $211,710 for the year ended December 31, 2010 as compared to $-0- for the same period this year.

Net Loss

For the year ended December 31, 2011, we had a net loss of $4,802, or $(0.00) per share, as compared to a net loss of $1,452,672, or $(0.02) per share, for the same period of 2010.

Liquidity and Capital Resources

In May 2008, the Company issued an aggregate of 90,000,000 shares of its common stock to 18 investors, in a private placement, for an aggregate purchase price of $5.4 million in cash.

As of December 31, 2011, the Company had cash and cash equivalents of $1,215,561 and a working capital of $1,214,512.  For the year ended December 31, 2011, the Company used net cash of $564,169 from its operating activities primarily from our net loss of $4,802, our decrease in accounts payable of $2,815,385 and non-cash gain on exchange of investment of $769,748, offset by accounts receivable collections of $2,871,397, decrease in prepaid expenses of $14,787 and non-cash depreciation of $87,630. By comparison, net cash provided by operating activities was $305,314 for the same period of 2010.

For the year ended December 31, 2011, the Company purchased equipment of $68 as investing activities or financing activities. By comparison, for the year ended December 31, 2010, net cash used in investing activities was $2,955,586, primarily resulting from the purchase of a held to maturity investment of $2,577,898 and purchase of property, plant and equipment of $165,979.

We did not have any financing activities for the year ended December 31, 2011 and 2010, respectively.

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

Until we are able to generate sufficient liquidity from operations, we intend to continue to fund operations from cash on-hand, and through private debt or equity placements of our securities. Our continued operations will depend on whether we are able to generate sufficient liquidity from operations and/or raise additional capital through such sources as equity and debt financings, collaborative and licensing agreements and strategic alliances. There can be no assurance that additional capital will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs. We currently have no commitments for any additional capital, both internally and externally.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCIENTIFIC ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

Scientific Energy, Inc.

Jersey City, New Jersey

We have audited the consolidated balance sheets of Scientific Energy, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scientific Energy, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 30, 2012

13

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 1,215,561	$ 1,780,317
Accounts receivable, net	-	2,874,629
Accounts receivable, interest	-	51,952
Prepaid expense	2,396	17,056
Total current assets	1,217,957	4,723,954

Property, plant and equipment, net of accumulated depreciation of $181,354 and $93,477 as of December 31, 2011 and 2010, respectively	169,593	257,103

Other assets:
Long-term investments	2,258,393	1,806,243

Total assets	$ 3,645,943	$ 6,787,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 3,445	$ 2,821,862
Total current liabilities	3,445	2,821,862

Commitments and contingencies

Stockholders' equity:	-	-
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,855 shares issued and outstanding as of December 31, 2011 and 2010	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(2,728,508)	(2,723,706)
Accumulated other comprehensive (loss) income	(312,183)	5,955
Total stockholders' equity	3,642,498	3,965,438

Total liabilities and stockholders' equity	$ 3,945,943	$ 6,787,300

See the accompanying notes to the consolidated financial statements

14

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2011	2010
REVENUE:
Sales	$ -	$ 12,323,770
Cost of sales	-	12,034,583

Gross profit	-	289,187

OPERATING EXPENSES:
Selling, general and administrative expenses	789,670	823,447
Depreciation	87,630	84,232
Total operating expenses	877,300	907,679

NET LOSS FROM OPERATIONS	(877,300)	(618,492)

Other income (expense):
Interest income	102,750	149,185
Gain on exchange of investment	769,748	-
Loss on impairment of investment	-	(771,655)
Realized net losses on sale of marketable securities	-	(211,710)

Net loss before provision for income taxes	(4,802)	(1,452,672)

Income taxes (benefit)	-	-

NET LOSS	$ (4,802)	$ (1,452,672)

Net loss per common share, basic and fully diluted	$ (0.00)	$ (0.02)

Weighted average common shares outstanding, basic and fully diluted	94,915,855	94,915,855

Comprehensive income (loss):
Net loss	$ (4,802)	$ (1,452,672)
Foreign translation gain (loss)	(318,138)	(10,969)

Comprehensive Income (loss)	$ (322,941)	$ (1,463,641)

See the accompanying notes to the consolidated financial statements

15

SCIENTIFIC ENERGY, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED DECEMBER 31, 2011

					Additional		Other
	Preferred stock		Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, January 1, 2010	-	$ -	94,915,855	$ 949,159	$ 5,734,030	$ (1,271,034)	$ 16,924	$ 5,429,079

Foreign currency transaction loss	-	-	-	-	-	-	(10,969)	(10,969)

Net loss	-	-	-	-	-	(1,452,672)	-	(1,452,672)
Balance, December 31, 2010	-	-	94,915,855	949,159	5,734,030	(2,723,706)	5,955	3,965,438

Other comprehensive loss							(318,138)	(318,138)

Net loss	-	-	-	-	-	(4,802)	-	(4,802)
Balance, September 30, 2011	-	$ -	94,915,855	$ 949,159	$ 5,734,030	$ (2,728,508)	$ (312,183)	$ 3,642,498

See the accompanying notes to the consolidated financial statements

16

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010

Net loss	$ (4,802)	$ (1,452,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	87,630	84,232
Bad debt expense	-	182,517
Loss on sale of available for sale securities	-	211,710
Impairment loss on held to maturity investment	-	771,655
Gain on exchange of investment	(769,748)	-
Increase (decrease) in:
Accounts receivable	2,871,397	(2,687,780)
Interest receivable on convertible debenture	51,952	-
Purchase advances	-	1,004,080
Prepaid expenses	14,787	(12,613)
(Increase) decrease) in:
Accounts payable and accrued expenses	(2,815,385)	2,204,185
Net cash provided by (used in) operating activities	(564,169)	305,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	-	2,759,425
Purchase of available for sale securities	-	(2,577,898)
Purchase of held to maturity investments	-	(2,971,134)
Purchase of property, plant and equipment	(68)	(165,979)
Net cash (used in) provided by investing activities	(68)	(2,955,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Effect of currency rate changes on cash	(519)	(8,667)

Net decrease in cash and cash equivalents	(564,756)	(2,658,939)
Cash and cash equivalents, beginning of period	1,780,317	4,439,256

Cash and cash equivalents, end of period	$ 1,215,561	$ 1,780,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:
Convertible note receivable exchanged for gold	$ 2,585,470	$ -

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts receivable was Nil as of December 31, 2011 and December 31, 2010.  Bad debt expense was Nil and $182,517 for the year ended December 31, 2011 and 2010, respectively.

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

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Available for Sale Securities

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported, net of tax, as a component of other comprehensive income.  Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.  During the year ended December 31, 2010, the Company incurred a net realized loss of $211,710 from the purchase and sale of securities transactions.  At December 31, 2011 and December 31, 2010, the Company did not have available-for-sale securities.

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Term Investments

Long-term investment as of December 31, 2010 comprised of a convertible debenture with interest at 8% per annum, payable on a quarterly basis, due December 31, 2014. The investment was recorded at cost, net of any amortization.  The debenture is convertible into the debtor's common stock at any time at the holder’s election, at the greater of the average of any three consecutive trading days within 60 days immediately prior to the election or par value.  The debenture was subject to redemption at any time up to 14 days before maturity at a premium equal to 112% of the outstanding amount.

At December 31, 2010, The Company evaluated the recoverability of the held-to-maturity investment for possible other than temporary impairment. Evaluated recoverability included significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period of the issuer.  In addition, the Company considered the underlying marketable security of the convertible debenture. At December 31, 2010, the Company determined that a $771,655 impairment in value was indicated and as such the carrying value of the held-to- maturity asset was adjusted to current period operations as an impairment charge.  No impairment was made for the year ended December 31, 2011 due to the transfer of the debenture for gold (see below). Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

On August 26, 2011, the issuer of the convertible debenture paid 1,452 troy ounces of gold in exchange for the cancelation of the debenture.  The Company recorded the fair value of the gold received as of August 26, 2011 of $2,577,474 realizing a gain on exchange of long-term investments of $769,748 in current period operations.

Since the investment in considered a commodity in which the fair value is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price as other comprehensive income or loss.  During the year ended December 31, 2011, the Company recorded other comprehensive losses of $318,138 related to the investment.

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

As of December 31, 2011 and December 31, 2010, the Company maintained $1,147,531 and $1,745,305 in foreign bank accounts not subject to FDIC coverage.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks.

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars (“USD”) using the year or reporting period-end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”).  Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates in effect for the periods presented.

The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within stockholders’ equity (deficit).  Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

The conversion rates of Hong Kong Dollars (“HKD”) to USD at December 31, 2011 and December 31, 2010 were $7.7688 and $7.7555, respectively and average rates of $7.7839 and $7.7683 for the year ended December 31, 2011 and 2010, respectively.   The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for the personal use of the Company’s President and CEO.  The net book value of these vehicles was $85,780 and $253,607, as of December 31, 2011 and 2010, respectively.

Depreciation expense for the years ended December 31, 2011 and 2011 was $87,630 and $84,232, respectively.

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the first-in/first-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company did not have any inventory as of December 31, 2011 and 2010.

Advertising Costs

The Company expenses advertising costs when incurred.  There were no advertising expenses for the years ended December 31, 2011 and 2010.

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

The Company marks to market the investment in gold, no other assets and liabilities were measured on a recurring basis at fair value as of December 31, 2011 using the market and income approaches.

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2011 and 2010.

 SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Year Ended December 31,
	2011		2010
Numerator - basic and diluted
Net loss	$	(4,802)	$(1,452,672)
Denominator
Weighted average number of common shares outstanding —basic and diluted		94,915,855	94,915,855
Loss per common share — basic and diluted		$(0.00)	$(0.02)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2011, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On October 20, 2010, the Company's shareholders voted to increase the number of authorized shares of common stock to 500 million.

As of December 31, 2011, Kelton Capital Group Ltd., controlled by Stanley Chan, the Company’s president and CEO, owned 31,190,500 shares, or 32.9%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

NOTE 3 - CONCENTRATION OF PURCHASES AND SALES

(a) Sales - The Company routinely sells products to its customers, which includes resellers and small and medium-sized manufacturing end-users.  Based on the nature of these customers, credit is generally granted without collateral being required.

For the year ended December 31, 2011, the Company had no sales.  By comparison, for the year ended December 31, 2010, two customers represented 84.2% and 15.8% of the consolidated sales, respectively.

(b) Purchases - For the year ended December 31, 2011, the Company had no purchases.  By comparison, for the year ended December 31, 2010, one vendor represented 95.7% of the consolidated purchases.

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

For the year ended December 31, 2011, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2011, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $2,148,594, expiring in the year 2031, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2011 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  The Company does not file consolidated tax returns with its foreign subsidiaries.

At December 31, 2011, the significant components of the deferred tax assets (liabilities) are summarized below:

	December 31,
Deferred Tax Assets:	2011	2010

Net operating loss carryforward	$(859,438)	$(687,603)
Gain on investment	-	-
Inventory obsolescence	-	-

Total deferred tax assets	(859,438)	(687,603)
Valuation allowance	859,438	687,603
Net deferred tax assets	$-	$-

 SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 4 - INCOME TAXES (continued)

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized no provision for foreign income taxes.

	December 31,
Rate Reconciliation:	2011	2010

Book losses (worldwide) at federal statutory rate (35%)	$(271,093)	$(508,435)
Book loss at state rate, net of federal benefit	(38,728)	(72,634)
Excluded tax gains/losses - foreign	137,985	384,398
Change in valuation allowance	171,835	196,671
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

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

(2) Consulting Agreement with GHL International.  On August 10, 2009, the Company entered into a Consulting Agreement with GHL International Ltd.  Pursuant to the Agreement, GHL shall serve as a business advisor to the Company and its subsidiaries, on a non-exclusive basis, and render such advice and services to the Company as may be reasonably requested by the Company, including, without limitation, strategic planning, financing, marketing, and business development activities. In consideration of GHL’s services, the Company agrees to pay to GHL a monthly fee based on an hourly rate of US$200. The term of this Agreement is two years, which can be extended by negotiation between the Company and Consultant. (See below).

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

(3) Consulting Agreement with GHL International.  On November 18, 2011, commencing on January 1, 2012, the Company entered into a Consulting and Service Agreement with GHL International Limited.  Pursuant to the Agreement, GHL shall be fully responsible for the design, development, marketing and technical support for the Company's Makeliving.com website, advice on intellectual property rights and contents of the Lucky Loner game show and provide specialized services that require specific professional expertise. In addition, the GHL is fully responsible for identifying and contacting third-party service provider(s).  In consideration of GHL’s services, the Company agrees to pay to GHL a monthly fee of US$50,000. The term of this Agreement is two years, which can be extended by negotiation between the Company and Consultant and may be terminated by either party at any time.

Purchase Commitments

The Company may, from time to time, enter into limited purchase commitments for the purchase of certain raw materials.  There were no amounts committed as of December 31, 2011 and 2010.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2011.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on our evaluation of our internal controls as of December 31, 2011, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

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

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	57	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred		All
Name and				Stock	Option	Plan	Compensation		Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings		Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)		($)	($)
Stanley Chan	2011	-	-	-	-	-	-	(1)	25,000	$25,000
CEO and	2000	-	-	-	-	-	-	(1)	25,000	$25,000
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

Equity Compensation Plans

The Company has no equity compensation plans at present, and there have been no grants of plan-based awards made to a named executive officer in the last two completed fiscal years under any plan.

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2011, as defined by Item 402(p) of Regulation S-K.

Option Exercises and Stock Vested

We do not have any equity incentive plans. There have been no exercise of stock options, SARs and similar instruments, and no vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last two completed fiscal years for each of the named executive officers.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the common stock beneficially owned as of March 28, 2012 by (i) each of our directors and director nominees; (ii) each of our current Named Executive Officers; and (iii) all current executive officers and directors as a group.  There were 94,915,855 shares of our common stock outstanding as of March 28, 2012.  We have no other classes of voting securities outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Stanley Chan (2)(3) 27 Weldon Street Jersey City, NJ 07306	31,190,500	32.9%
Common	All officers and directors as a group(a)	31,190,500	32.9%

Security Ownership of Management

The following table sets forth certain information, as of March 28, 2012, as to each person known by us to own beneficially more than 5% of the outstanding shares of our common stock.

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

(3)  Represents 31,190,500 shares held by Kelton Capital Group Limited, a company owned and controlled by Mr. Chan.

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Procedures for Approval of Transactions with Related Persons

The Company does not have a written policy relating to the approval of transactions with related persons, and any such transactions are pre-approved by our Board of Directors in accordance with applicable law. Following the Board of Director’s review of the potential transaction, it will determine whether these transactions are in, or not inconsistent with, the best interests of the Company and its stockholders, taking into consideration whether they are on terms no less favorable to the Company than those available with other parties and the related person’s interest in the transaction.

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:   The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our financial statements for the years ended December 31, 2011 and 2010 and reviews of our interim financial statements included in our Forms 10-K for fiscal 2011 and 2010 were $40,000 and $41,000, respectively.

Audit-Related Fees:  Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above.

Tax Fees:  None.

All Other Fees:  None.

Board Approval of Services:  It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company.  The Board approved of 100% of the services provided by the independent accountant in 2011 and 2010.

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

Date：	SCIENTIFIC ENERGY, INC.

March 30, 2012	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2012	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director