Form 10-Q
period 2012-03-31
SCIENTIFIC ENERGY INC
filed 2012-05-10
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [X ]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer, accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        [   ]      Accelerated filer      [   ]      Non Accelerated filer   [   ]     Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of May10, 2012.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 801,971	$ 1,215,561
Prepaid expense and other	126,926	2,396
Deposits	21,261	-
Total current assets	950,158	1,217,957

Property, plant and equipment, net of accumulated depreciation of $203,453 and $181,354 as of March 31, 2012 and December 31, 2011, respectively	148,240	169,593

Other assets:
Long term investments	2,412,457	2,258,393

Total assets	$ 3,510,855	$ 3,645,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,209	$ 3,445
Total current liabilities	1,209	3,445

Commitments and contingencies

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,855 shares issued and outstanding as of March 31, 2012 and December 31, 2011	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(3,015,520)	(2,728,508)
Accumulated other comprehensive income	(158,023)	(312,183)
Total stockholders' equity	3,509,646	3,642,498

Total liabilities and stockholders' equity	$ 3,510,855	$ 3,645,943

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended March 31,
	2012	2011
OPERATING EXPENSES:
Selling, general and administrative expenses	265,034	216,195
Depreciation	22,007	21,898
Total operating expenses	287,041	238,093

NET LOSS FROM OPERATIONS	(287,041)	(238,093)

Other income (expense):
Interest income	29	51,335

Net loss before provision for income taxes	(287,012)	(186,758)

Income taxes (benefit)	-	-

NET LOSS	$ (287,012)	$ (186,758)

Net loss per common share, basic and fully diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding, basic and fully diluted	94,915,855	94,915,855

Comprehensive income (loss):
Net loss	$ (287,012)	$ (186,758)
Change in fair value of investments	$ 152,727	$ -
Foreign translation gain (loss)	1,433	(3,775)

Comprehensive Income (loss)	$ (132,852)	$ (190,533)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2012	2011

Net loss	$ (287,012)	$ (186,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,007	21,898
Increase (decrease) in:
Accounts receivable	-	2,036,808
Deposits	(21,274)	-
Prepaid expenses and other	(124,494)	11,856
(Increase) decrease) in:
Accounts payable and accrued expenses	(2,149)	(1,933,260)
Unearned interest	-	51,282
Net cash provided by (used in) operating activities	(412,922)	1,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(541)	-
Net cash (used in) provided by investing activities	(541)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Effect of exchange rate on cash and cash equivalents	(127)	(3,248)

Net decrease in cash and cash equivalents	(413,590)	(1,422)
Cash and cash equivalents, beginning of period	1,215,561	1,780,317

Cash and cash equivalents, end of period	$ 801,971	$ 1,778,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and Business Presentation

Scientific Energy, Inc., (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001.  Prior to August 2011, the Company was principally devoted to the buying and selling of various types and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite.   In August 2011, the Company decided to engage in a business of e-commerce platform. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

The accompanying consolidated financial statements present the financial position and the results of operations of the Company and its 100% owned subsidiary, PDI Global Limited (a Hong Kong corporation, “PDI”).  PDI, in turn, is the 100% owner and consolidates Sinoforte Limited, a Hong Kong corporation.

All significant intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 9, 2012.

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

Long-Term Investments

Long-term investment as of March 31, 2012 and December 31, 2011 was comprised of 1,452 troy ounces of gold which were in exchange for the cancelation of the debenture on August 26, 2011.  The Company recorded the fair value of the gold received as of August 26, 2011 of $2,577,474 realizing a gain on exchange of long-term investments of $769,748 in fiscal 2011.

Since the investment in considered a commodity in which the fair value is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price as other comprehensive income or loss.  During the quarter ended March 31, 2012, the Company recorded other comprehensive gain of $152,727 related to the investment.

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

As of March 31, 2012 and December 31, 2011, the Company maintained $755,278 and $1,147,531 in foreign bank accounts not subject to FDIC coverage.

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at March 31, 2012 and December 31, 2011 were $7.7642 and $7.7688, respectively and average rates of $7.7596 and $7.7867 for the three months ended March 31, 2012 and 2011, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for business and personal use of the Company’s President and CEO.  The net book value of these vehicles was $146,479 and $167,879, as of March 31, 2012 and December 31, 2011, respectively.

Depreciation expense for the three months ended March 31, 2012 and 2011 was $22,007 and $21,898, respectively.

Inventory

The Company values inventories, consisting of purchased graphite products, at the lower of cost or market.  Cost is determined on the first-in/first-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories.  The Company did not have any inventory as of March 31, 2012 and December 31, 2011.

Advertising Costs

The Company expenses advertising costs when incurred.  There were no advertising expenses for the three months ended March 31, 2012 and 2011.

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

The Company marks to market the investment in gold, no other assets and liabilities were measured on a recurring basis at fair value as of March 31, 2012 using the market and income approaches.

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Numerator - basic and diluted
Net loss	$(287,012)	$(186,758)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,855	94,915,855
Loss per common share — basic and diluted	$(0.00)	$(0.00)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2012, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of March 31, 2012, Kelton Capital Group Ltd., controlled by Stanley Chan, the Company’s president and CEO, owned 31,190,500 shares, or 32.9%, of the Company’s common stock.  Other than Stanley Chan, no persons own 5% or more of the Company's issued and outstanding shares.

NOTE 3 - SUBSEQUENT EVENTS

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

For the year ended December 30, 2011, the Company generated no sales. For much of 2011, due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, the Company had been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for other business opportunities. In August 2011, the Company decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com”, which provides an e-commerce platform, where registered members can exchange goods and services.

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.  Currently this website is under second stage of testing.

In connection with its e-commerce business, the Company is setting up a wholly-owned subsidiary by the name of Makeliving Ltd.  As of the date of this 10-Q, Makeliving Ltd has conducted no operations, and has no assets and there are no expenses and liabilities that have been incurred.

Results of Operations

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Sales

For the quarter ended March 31, 2012, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services. For the quarter ended March 31, 2011, the Company generated no sales as well. The reason was that most graphite miners in China are located in the far north and they usually have little operations in the winter months due to frigid weather. The graphite supply was significantly limited during that period of time, and the Company was not able to procure graphite supplies from its suppliers.

Costs of Goods Sold

Cost of goods sold for the three months ended March 31, 2012 and 2011 was Nil because there were no sales..

Operating expenses

For the three months ended March 31, 2012, the Company’s selling, general and administrative expenses were $265,034 compared to $216,195 for the same period of the previous year.  The increase is primarily the result of consulting fees paid towards business development.

Other Income (Expense)

For the three months ended March 31, 2012, the Company had $29 of interest income, as compared to $51,335 of interest income for the same period last year, which was primarily from our investment in a convertible debenture. In

August 2011, the issuer of the convertible debenture paid 1,452 troy ounces of gold in exchange for the cancelation of the debenture.

Net Loss

For the three months ended March 31, 2012, we had a net loss of $287,012, or $(0.00) per share, as compared to a net loss of $186,758, or $(0.00) per share, for the same period of 2011.

Liquidity and Capital Resources

In May 2008, the Company issued an aggregate of 90,000,000 shares of its common stock to 18 investors, in a private placement, for an aggregate purchase price of $5.4 million in cash.

As of March 31, 2012, the Company had cash and cash equivalents of $801,971 and a working capital of $948,949.  For the three months ended March 31, 2012, the Company used net cash of $413,029 from its operating activities primarily from our net loss of $287,012, our increase in prepaid expenses of $142,082, our increase in purchase advances of $3,073, our decrease in accounts payable of $2,149, offset by non-cash depreciation of $22,007. By comparison, net cash provided by operating activities was $1,862 for the same period of 2011.

During the three months ended March 31, 2012, we used $541 net cash in investing activities by purchase of equipment.

The Company did not have any financing activities for the three months ended March 31, 2012 and 2011, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 4.  Mine Safety Disclosures

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

         31       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS       XBRL Instance Document

101SCH       XBRL Taxonomy Extension Schema Document

101 CAL      XBRL Taxonomy Extension Calculation Linkbase Document

101LAB       XBRL Taxonomy Extension Label Linkbase Document

101PRE        XBRL Taxonomy Extension Presentation Linkbase Document

101DEF        XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

By: /s/ Stanley Chan

Stanley Chan

President and Chief Executive Officer

May 10, 2012