Form 10-Q
period 2012-06-30
SCIENTIFIC ENERGY INC
filed 2012-08-02
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of August 2, 2012.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 529,960	$ 1,215,561
Prepaid expense and other	118,648	2,396
Deposits	21,281	-
Total current assets	669,889	1,217,957

Property, plant and equipment, net of accumulated depreciation of $225,653 and $181,354 as of June 30, 2012 and December 31, 2011, respectively	126,363	169,593

Other assets:
Long term investments	2,272,747	2,258,393

Total assets	$ 3,068,999	$ 3,645,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,186	$ 3,445
Total current liabilities	1,186	3,445

Commitments and contingencies

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,855 shares issued and outstanding as of June 30, 2012 and December 31, 2011	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(3,317,661)	(2,728,508)
Accumulated other comprehensive income	(297,715)	(312,183)
Total stockholders' equity	3,067,813	3,642,498

Total liabilities and stockholders' equity	$ 3,068,999	$ 3,645,943

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
OPERATING EXPENSES:
Selling, general and administrative expenses	280,156	74,588	545,190	290,783
Depreciation	22,002	21,924	44,009	43,822
Total operating expenses	302,158	96,512	589,199	334,605

NET LOSS FROM OPERATIONS	(302,158)	(96,512)	(589,199)	(334,605)

Other income (expense):
Interest income	17	51,321	46	102,656

Net loss before provision for income taxes	(302,141)	(45,191)	(589,153)	(231,949)

Income taxes (benefit)	-	-	-	-

NET LOSS	$ (302,141)	$ (45,191)	$ (589,153)	$ (231,949)

Net loss per common share, basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding, basic and fully diluted	94,915,855	94,915,855	94,915,855	94,915,855

Comprehensive income (loss):
Net loss	$ (302,141)	$ (45,191)	$ (589,153)	$ (231,949)
Change in fair value of investments	(138,373)	-	14,354	-
Foreign translation gain (loss)	(1,319)	1,307	114	(2,468)

Comprehensive Income (loss)	$ (441,833)	$ (43,884)	$ (574,685)	$ (234,417)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2012	2011

Net loss	$ (589,153)	$ (231,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,009	43,822
Increase (decrease) in:
Accounts receivable	-	2,872,162
Interest receivable on convertible debenture	-	51,952
Deposits	(21,271)	-
Prepaid expenses and other	(116,199)	(14,019)
(Increase) decrease) in:
Accounts payable and accrued expenses	(2,171)	(2,819,508)
Net cash provided by (used in) operating activities	(684,785)	(97,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(541)	-
Net cash (used in) provided by investing activities	(541)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Effect of currency rate changes on cash	(275)	(2,154)

Net decrease in cash and cash equivalents	(685,601)	(99,694)
Cash and cash equivalents, beginning of period	1,215,561	1,780,317

Cash and cash equivalents, end of period	$ 529,960	$ 1,680,623

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

On February 28, 2012, the Company set up a wholly-owned subsidiary, Makeliving Ltd., which was incorporated in the Cayman Islands.  As of the date of this 10-Q, Makeliving Ltd has conducted no operations, and has no assets and there are no expenses and liabilities that have been incurred.

The accompanying consolidated financial statements present the financial position and the results of operations of the Company and its 100% owned subsidiaries, Makeliving, Ltd and PDI Global Limited (a British Virgin Islands corporation, “PDI”).  PDI, in turn, is the 100% owner and consolidates Sinoforte Limited, a Hong Kong corporation.

All significant intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 9, 2012.

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

Long-Term Investments

Long-term investment as of June 30, 2012 and December 31, 2011 was comprised of 1,452 troy ounces of gold which were in exchange for the cancelation of the debenture on August 26, 2011.  The Company recorded the fair value of the gold received as of August 26, 2011 of $2,577,474 realizing a gain on exchange of long-term investments of $769,748 in fiscal 2011.

Since the investment in considered a commodity in which the fair value is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price as other comprehensive income or loss.  During the six months ended June 30, 2012, the Company recorded other comprehensive gain of $14,354 related to the investment.

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

As of June 30, 2012 and December 31, 2011, the Company maintained $510,728 and $1,147,531 in foreign bank accounts not subject to FDIC coverage.

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at June 30, 2012 and December 31, 2011 were $7.757 and $7.7688, respectively and average rates of $7,7604 and $7.7819 for the six months ended June 30, 2012 and 2011, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for business and personal use of the Company’s President and CEO.  The net book value of these vehicles was $125,095 and $167,879, as of June 30, 2012 and December 31, 2011, respectively.

Depreciation expense for the three and six months ended June 30, 2012 was $22,002 and $44,009, respectively; and for the three and six months ended June 30, 2011 was $21,924 and $43,822, respectively.

Advertising Costs

The Company expenses advertising costs when incurred.  There were no advertising expenses for the three- and six months ended June 30, 2012 and 2011.

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

The Company marks to market the investment in gold, no other assets and liabilities were measured on a recurring basis at fair value as of June 30, 2012 using the market and income approaches.

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2012 and 2011.

SCHEDULE OF EARNINGS (LOSS) PER SHARE

	April 1, 2012 to June, 30, 2012	April 1, 2011 to June 30, 2011	January 1, 2012 to June 30, 2012	January 1, 2011 to June 30, 2011
Numerator-basic and diluted
Net loss	$(302,141)	$(45,191)	$(589,153)	$(231,949)
Denominator
Weighted average number of common shares outstanding-basic and diluted	94,915,855	94,915,855	94,915,855	94,915,855

Loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2012, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of June 30, 2012, Kelton Capital Group Ltd. owned 31,261,920 shares, or 32.9%, of the Company’s common stock.  Other than Kelton Capital Group Ltd., no persons own 5% or more of the Company's issued and outstanding shares.

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

For the year ended December 30, 2011, the Company generated no sales. For much of 2011, due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, the Company had been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for other business opportunities. In August 2011, the Company decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com” ("Makeliving"), which provides an e-commerce platform, where registered members can exchange goods and services.

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.  Currently this website is under testing.

In connection with its e-commerce business, the Company set up a wholly-owned subsidiary by the name of Makeliving Ltd., which was incorporated in the Cayman Islands on February 28, 2012.  As of the date of this 10-Q, Makeliving Ltd has conducted no operations, and has no assets and there are no expenses and liabilities that have been incurred.

Results of Operations

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Sales

For the quarter ended June 30, 2012, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services. For the quarter ended June 30, 2011, the Company generated no sales as well.

Costs of Goods Sold

Cost of goods sold for the three months ended June 30, 2012 and 2011 was Nil because there were no sales..

Operating expenses

For the three months ended June 30, 2012, the Company’s selling, general and administrative expenses were $280,156 compared to $74,588 for the same period of the previous year.  The increase is primarily the result of consulting fees paid towards business development.

Other Income (Expense)

For the three months ended June 30, 2012, the Company had $17 of interest income, as compared to $51,321 of interest income for the same period last year, which was primarily from our investment in a convertible debenture. In August 2011, the issuer of the convertible debenture paid 1,452 troy ounces of gold in exchange for the cancelation of the debenture.

Net Loss

For the three months ended June 30, 2012, the Company had a net loss of $302,141, or $(0.00) per share, as compared to a net loss of $45,191, or $(0.00) per share, for the same period of 2011.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Sales

For the six months ended June 30, 2012, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services. For the same period of 2011, the Company generated no sales as well.

Costs of Goods Sold

Cost of goods sold for the six months ended June 30, 2012 and 2011 was Nil because there were no sales.

Operating expenses

For the six months ended June 30, 2012, the Company’s selling, general and administrative expenses were $545,190 compared to $290,783 for the same period of the previous year.  The increase is primarily the result of consulting fees paid towards business development.

Other Income (Expense)

For the six months ended June 30, 2012, the Company had $46 of interest income, as compared to $102,656 of interest income for the same period last year, which was primarily from our investment in a convertible debenture. In August 2011, the issuer of the convertible debenture paid 1,452 troy ounces of gold in exchange for the cancelation of the debenture.

Net Loss

For the six months ended June 30, 2012, the Company had a net loss of $589,153, or $(0.00) per share, as compared to a net loss of $231,949, or $(0.00) per share, for the same period of 2011.

Liquidity and Capital Resources

In May 2008, the Company issued an aggregate of 90,000,000 shares of its common stock to 18 investors, in a private placement, for an aggregate purchase price of $5.4 million in cash.

As of June 30, 2012, the Company had cash and cash equivalents of $529,960 and a working capital of $668,703.  For the six months ended June 30, 2012, the Company used net cash of $684,785 from its operating activities primarily from our net loss of $589,153, our increase in prepaid expenses of $116,199, our increase in deposits of $21,271, our decrease in accounts payable of $2,171, offset by non-cash depreciation of $44,009. By comparison, net cash used in operating activities was $97,540 for the same period of 2011.

During the six months ended June 30, 2012, we used $541 net cash in investing activities by purchase of equipment.

The Company did not have any financing activities for the six months ended June 30, 2012 and 2011, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

August 2, 2012