Form 10-Q/A
period 2012-06-30
SCIENTIFIC ENERGY INC
filed 2012-08-09
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 2, 2012 (the "Original Filing").

We are filing this Amendment solely to correct certain clerical errors. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing.

This Amendment continues to speak as of the date of the Form 10-Q filed on August 2, 2012 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing.

As required, currently-dated certifications from the Company's Principal Executive and Principal Financial Officer have been included as exhibits to this Amendment.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 529,960	$ 1,215,561
Prepaid expense and other	118,648	2,396
Deposits	21,281	-
Total current assets	669,889	1,217,957

Property, plant and equipment, net of accumulated depreciation of $225,653 and $181,354 as of June 30, 2012 and December 31, 2011, respectively	126,363	169,593

Other assets:
Long-term investments	2,272,747	2,258,393

Total assets	$ 3,068,999	$ 3,645,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,186	$ 3,445
Total current liabilities	1,186	3,445

Commitments and contingencies

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,855 shares issued and outstanding as of June 30, 2012 and December 31, 2011	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(3,317,661)	(2,728,508)
Accumulated other comprehensive income	(297,715)	(312,183)
Total stockholders' equity	3,067,813	3,642,498

Total liabilities and stockholders' equity	$ 3,068,999	$ 3,645,943

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
OPERATING EXPENSES:
Selling, general and administrative expenses	$80,156	$4,588	$545,190	$290,783
Depreciation	22,002	21,924	44,009	43,822
Total operating expenses	302,158	96,512	589,199	334,605

NET LOSS FROM OPERATIONS	(302,158)	(96,512)	(589,199)	(334,605)

Other income and expenses
Interest income	17	51,321	46	102,656

Net loss before provision for income taxes	(302,141)	(45,191)	(589,153)	(231,949)

Income tax (benefit)	-	-	-	-

NET LOSS.	$(302,141)	$(45,191)	$(589,153)	$(231,949)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding,
Basic and fully diluted	94,915,855	94,915,855	94,915,855	94,915,855

Comprehensive income (loss):
Net loss	$(302,141)	$(45,191)	$(589,153)	$(231,949)
Change in fair value of investments	(138,373)	-	14,354	-
Foreign translation gain (loss)	(1,319)	1,307	114	(2,468)

Comprehensive income (loss)	$(441,833)	$(43,884)	$(574,685)	$(234,417)

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

On February 28, 2012, the Company set up a wholly-owned subsidiary, Makeliving Ltd., which was incorporated in the Cayman Islands.  As of the date of this 10-Q, Makeliving Ltd. has conducted no operations, and has no assets and there are no expenses and liabilities that have been incurred.

The accompanying consolidated financial statements present the financial position and the results of operations of the Company and its 100% owned subsidiaries, Makeliving, Ltd. and PDI Global Limited (a British Virgin Islands corporation, “PDI”).  PDI, in turn, is the 100% owner and consolidates Sinoforte Limited, a Hong Kong corporation.

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at June 30, 2012 and December 31, 2011 were $7.757 and $7.7688, respectively and average rates of $7.7604 and $7.7819 for the six months ended June 30, 2012 and 2011, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

For the year ended December 31, 2011, the Company generated no sales. For much of 2011, due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, the Company had been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for other business opportunities. In August 2011, the Company decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com” ("Makeliving"), which provides an e-commerce platform, where registered members can exchange goods and services.

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.  Currently this website is under testing.

In connection with its e-commerce business, the Company set up a wholly-owned subsidiary by the name of Makeliving Ltd., which was incorporated in the Cayman Islands on February 28, 2012.  As of the date of this 10-Q, Makeliving Ltd. has conducted no operations, and has no assets and there are no expenses and liabilities that have been incurred.

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

August 8, 2012