Form 10-Q
period 2012-09-30
SCIENTIFIC ENERGY INC
filed 2012-11-19
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of November 19, 2012.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 196,974	$ 1,215,561
Prepaid advertising	1,944,125	-
Trading securities	604,129	-
Prepaid expense and other	117,527	2,396
Deposits	21,289	-
Total current assets	2,884,044	1,217,957

Property, plant and equipment, net of accumulated depreciation of $247,754 and $181,354 as of September 30, 2012 and December 31, 2011, respectively	104,401	169,593

Other assets:
Long term investments	-	2,258,393

Total assets	$ 2,988,445	$ 3,645,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 214	$ 3,445
Total current liabilities	214	3,445

Commitments and contingencies

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,855 shares issued and outstanding as of September 30, 2012 and December 31, 2011	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(3,790,169)	(2,728,508)
Accumulated other comprehensive income	95,211	(312,183)
Total stockholders' equity	2,988,231	3,642,498

Total liabilities and stockholders' equity	$ 2,988,445	$ 3,645,943

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
OPERATING EXPENSES:
Selling, general and administrative expenses	339,430	184,284	884,620	475,067
Depreciation	22,009	21,882	66,018	65,704
Total operating expenses	361,439	206,166	950,638	540,771

NET LOSS FROM OPERATIONS	(361,439)	(206,166)	(950,638)	(540,771)

Other income (expense):
Interest income	11	35,101	57	137,757
Gain on exchange of investment	-	769,748	-	769,748
Unrealized gain <loss> on trading securities	(188,955)	-	(188,955)	-
Realized gain on trading securities	77,339	-	77,339	-
Other income	536	-	536	-

Net (loss) income before provision for income taxes	(472,508)	598,683	(1,061,661)	366,734

Income taxes (benefit)	-	-	-	-

NET (LOSS) INCOME	$ (472,508)	$ 598,683	$ (1,061,661)	$ 366,734

Net (loss) income per common share, basic	$ (0.00)	$ 0.01	$ (0.01)	$ 0.00

Net (loss) income per common share, diluted	$ (0.00)	$ 0.01	$ (0.01)	$ 0.00

Weighted average common shares outstanding, basic	94,915,855	94,915,855	94,915,855	94,915,855

Weighted average common shares outstanding, diluted	94,915,855	94,915,855	94,915,855	94,915,855

Comprehensive income (loss):
Net (loss) income	$ (472,508)	$ 598,683	$ (1,061,661)	$ 366,734
Reclassification adjustment for losses included in loss on exchange of investment	304,727	-	319,081	-
Foreign translation gain (loss)	88,199	(897)	88,313	(3,365)

Comprehensive (loss) Income	$ (79,582)	$ 597,786	$ (654,267)	$ 363,369

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2012	2011

Net(loss) income	$ (1,061,661)	$ 366,734
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on trading securities	188,955	-
Realized gain on sale of trading securities	(77,339)	-
Depreciation	66,018	65,704
Amortization of prepaid advertising	51,709	-
Gain on exchange of investment	-	(769,748)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	-	2,870,770
Interest receivable on convertible debenture	-	16,900
Deposits	(21,276)	-
Prepaid expenses and other	(115,056)	15,568
(Increase) decrease) in:
Accounts payable and accrued expenses	(3,143)	(2,818,131)
Net cash provided by (used in) operating activities	(971,793)	(252,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of trading securities	56,164	-
Purchase of trading securities	(104,043)	-
Purchase of property, plant and equipment	(541)	(68)
Net cash (used in) provided by investing activities	(48,420)	(68)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Effect of currency rate changes on cash	1,626	(4,241)

Net decrease in cash and cash equivalents	(1,018,587)	(256,512)
Cash and cash equivalents, beginning of period	1,215,561	1,780,317

Cash and cash equivalents, end of period	$ 196,974	$ 1,523,805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:
Prepaid advertising acquired by exchange of trading securities	$ 1,995,834	$ -
Trading securities acquired by exchange of long term investment	$ 2,445,374	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 9, 2012.

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

Long-Term Investments/trading securities

Long-term investment as of December 31, 2011 was comprised of 1,452 troy ounces of gold which were in exchange for the cancelation of the debenture on August 26, 2011.  The Company recorded the fair value of the gold received as of August 26, 2011 of $2,577,474 realizing a gain on exchange of long-term investments of $769,748 in fiscal 2011.

Since the investment in gold was considered a commodity in which the fair value is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price as other comprehensive income or loss.  During the nine months ended September 30, 2012 due to its exchange for trading securities, the Company recorded  gain of  $77,339 related to the investment, and reclassified $319,081 from other comprehensive income to earnings during the nine months ended September 30, 2012.

In September 2012, the Company entered into a Trust Agreement with a law firm as the trustee to hold the Company’s gold bullions. Upon receipt of the gold bullions, the Trustee issued electronic receipts therefore, each known as a “Goldeq” or purchase rights, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s electronic commerce platform known as MakeLiving.com.  As of September 30, 2012, the Company has remaining $604,129 available for purchase of product or services ("trading securities").

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

As of September 30, 2012 and December 31, 2011, the Company maintained $184,548 and $1,147,531 in foreign bank accounts not subject to FDIC coverage.

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at September 30, 2012 and December 31, 2011 were $7.7539 and $7.7688, respectively and average rates of $7.7587 and $7.7867 for the nine months ended September 30, 2012 and 2011, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for business and personal use of the Company’s President and CEO.  The net book value of these vehicles was $103,671 and $167,879, as of September 30, 2012 and December 31, 2011, respectively.

Depreciation expense for the three and nine months ended September 30, 2012 was $22,009 and $66,018, respectively; and for the three and nine months ended September 30, 2011 was $21,882 and $65,704, respectively.

Advertising Costs and Prepaid Advertising

The Company expenses advertising costs when incurred.  Advertising expenses were $51,709 for the three and nine months ended September 30, 2012 and nil for the three and six months ended September 30, 2011.  As of September 30, 2012, the Company has prepaid for television media time with purchase rights acquired (see above) valued at the time of acquisition totaling $1,944,125 to be used for promoting the Company’s electronic commerce platform known as MakeLiving.com.

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

There are no assets and liabilities that were measured on a recurring basis at fair value as of September 30, 2012 using the market and income approaches.

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2012 and 2011.

SCHEDULE OF EARNINGS (LOSS) PER SHARE

	3 Months Ending September 30, 2012	3 Months Ending September 30, 2011	9 Months Ending September 30, 2012	9 Months Ending September 30, 2011
Numerator-basic and diluted
Net (loss) income	$(472,508)	$598,683	$(1,061,661)	$366,734
Denominator
Weighted average number of common shares outstanding-basic and diluted	94,915,855	94,915,855	94,915,855	94,915,855

(Loss) income per common share-basic and diluted	$(0.00)	$0.01	$(0.01)	$(0.00)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2012, there were 94,915,855 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2012, Kelton Capital Group Ltd. owned 31,261,920 shares or 32.9% of the Company's common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company's issued and outstanding shares.

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

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.  Currently this website is under trial operation.

Results of Operations

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Sales

For the quarter ended September 30, 2012 and 2011, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Costs of Goods Sold

Cost of goods sold for the three months ended September 30, 2012 and 2011 was Nil because there were no sales.

Operating expenses

For the three months ended September 30, 2012, the Company’s selling, general and administrative expenses were $339,430 compared to $184,284 for the same period of the previous year.  The increase is primarily the result of consulting fees paid towards business development.

Other Income (Expense)

For the three months ended September 30, 2012, the Company had $11 of interest income, as compared to $35,101 of interest income for the same period last year, which was primarily from our investment in a convertible debenture. In August 2011, the issuer of the convertible debenture paid 1,452 troy ounces of gold in exchange for the cancelation of the debenture.  In addition, for the three months ended September 30, 2012, the Company realized a $77,339 gain and an unrealized loss of $188,955 on trading securities and other income of $536 compared to nil for the same period, last year.  During the three months ended September 30, 2011, the Company exchanged its held to maturity convertible debenture for 1,452 troy ounces of gold.  As such, the Company realized a $769,748 gain on exchange of investments as compared to nil in the same period current year.

Net Loss

For the three months ended September 30, 2012, the Company had a net loss of $472,508, or $(0.00) per share, as compared to a net profit of $598,683, or $0.01 per share, for the same period of 2011.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Sales

For the nine months ended September 30, 2012 and 2011, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services. For the same period of 2011, the Company generated no sales as well.

Costs of Goods Sold

Cost of goods sold for the nine months ended September 30, 2012 and 2011 was Nil because there were no sales.

Operating expenses

For the nine months ended September 30, 2012, the Company’s selling, general and administrative expenses were $884,620 compared to $475,067 for the same period of the previous year.  The increase is primarily the result of consulting fees paid towards business development.

Other Income (Expense)

For the nine months ended September 30, 2012, the Company had $57 of interest income, as compared to $137,757 of interest income for the same period last year, which was primarily from our investment in a convertible debenture. In August 2011, the issuer of the convertible debenture paid 1,452 troy ounces of gold in exchange for the cancelation of the debenture.  In addition, for the nine months ended September 30, 2012, the Company realized a $77,339  gain and an unrealized loss of $188,955 on trading securities and other income of $536 compared to nil for the same period, last year.  During the nine months ended September 30, 2011, the Company exchanged its held to maturity convertible debenture for 1,452 troy ounces of gold.  As such, the Company realized a $769,748 gain on exchange of investments as compared to nil in the same period current year.

Net Loss

For the nine months ended September 30, 2012, the Company had a net loss of $1,061,661, or $(0.01) per share, as compared to a net income of $366,734, or $0.00 per share, for the same period of 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash and cash equivalents of $196,974 and a working capital of $2,883,830.  For the nine months ended September 30, 2012, the Company used net cash of $971,793 from its operating activities primarily from our net loss of $1,061,661, our increase in prepaid expenses of $115,056, our increase in deposits of $21,276, our decrease in accounts payable of $3,143, offset by non-cash depreciation of $66,018 and amortization of prepaid advertising of $51,709, realized gains of $77,339 and unrealized loss of $188,955. By comparison, net cash used in operating activities was $252,203 for the same period of 2011.

During the nine months ended September 30, 2012, we used $48,420 net cash in investing activities mainly from trading activities of $167,780, net cash outflow of $47,879,  and $541 purchase of equipment.

The Company did not have any financing activities for the nine months ended September 30, 2012 and 2011, respectively.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 19, 2012