Form 10-K
period 2012-12-31
SCIENTIFIC ENERGY INC
filed 2013-04-15
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files:    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $3.19 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   94,915,852 shares of the registrant’s common stock were outstanding as of April 10, 2013.

PART I

Item 1.  BUSINESS

Background

Scientific Energy, Inc. (the “Company”) was incorporated under the laws of the State of Utah on May 30, 2001. Prior to April 2006, the Company had endeavored to develop and manufacture various energy generation devices and energy efficient mechanisms.  The current business plan of the Company is to engage in a business of e-commerce platform.

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

In January 2009, the Company through its wholly-owned subsidiary, PDI Global Limited (a British Virgin Islands corporation, “PDI”), entered into a joint venture agreement with China Resources Development Group Ltd.  Under the agreement, the Company agreed to invest $43,040,000 Hong Kong dollars (approximately US$5.55 million) into a joint venture company Sinoforte Ltd. in Hong Kong (“Sinoforte”).  The Company got 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, approximately US$1,318,967, and another investor invested HK$538,000, or approximately US$69,419, into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively.  The main business of Sinoforte is trading mineral products such as graphite produced in China.  In June 2009 and September 2009, respectively, China Resources and the other minority investor cancelled their investments in Sinoforte, and the full amount of their original investments was returned.  As a result, Sinoforte became a wholly-owned subsidiary of the PDI.

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

Makeliving will act both as a platform and as a conduit between individuals or companies who desire to acquire goods and services and individuals or companies who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.  Currently this website is under trial operation.

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

Employees

As of December 31, 2012, the Company has five employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with its employees to be satisfactory.

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

Since inception we have never been profitable.  There can be no guarantee that we will ever be profitable.  For the year ended and as of December 31, 2012, the Company had net losses of $1,415,528 and had accumulated deficit of $4,144,036.  There is no assurance that we will be successful in reaching or maintaining profitable operations.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

If we are not able to obtain adequate funding, we could be required to limit our operations significantly or cease operations entirely.

Our business plan requires us to deploy sufficient capital to generate profit. If adequate funds are not available, we would be required to limit our operations significantly or cease operations entirely.  We have no immediate means for obtaining additional financing.  There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.

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

The functional currency of our operations in Hong Kong is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2012 and 2011 and through this date, there has been no significant fluctuation in exchange rates between Hong Kong dollars and US dollars. However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Any significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to Investment in the Company’s Securities

A number of our shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control.

Kelton Capital Group Ltd. currently owns 31,190,500 shares, or approximately 32.9%, of our outstanding common stock.  As a result, if acting together with other shareholders, Kelton Capital may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these persons, if acting together, may have the ability to control the management and affairs of the Company, which could have a material adverse effect on the value of the common stock.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the year ended December 31, 2012, the rent was $535 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2014. The space is approximately 1,250 square feet, and the rent is $6,801 per month.

If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms.

Item 3.   LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol "SCGY.OB."  Our common stock is very thinly traded.  Accordingly, we are not including a history of reported trades in the public market through December 31, 2012.  The last reported trade was on August 30, 2012 with a quoted price of $0.05 per share.

Holders

As of April 1, 2013, we had approximately 239 holders of record of our common stock.

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

Performance graph

Not required for smaller reporting companies.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2012.

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

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Sales

For the years ended December 31, 2012 and 2011, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Costs of Goods Sold

Cost of goods sold for the years ended December 31, 2012 and 2011 were Nil because there were no sales.

Operating expenses

For the year ended December 31, 2012, the Company’s selling, general and administrative expenses were $1,415,588 compared to $877,300 for the year of 2011.  The increase is primarily the result of consulting fees paid towards business development with Makeliving.

Other Income (Expense)

For the year ended December 31, 2012, the Company had $60 of interest income, as compared to $102,750 of interest income for the prior year, which in 2011 was primarily from our investment in a convertible debenture. In August 2011, the issuer of the convertible debenture paid 1,452 troy ounces of gold in exchange for the cancelation of the debenture.  As such, the Company realized a $769,748 gain on exchange of investments,  as compared to nil in the current year.

Net Loss

For the year ended December 31, 2012, the Company had a net loss of $1,415,528, or $(0.01) per share, as compared to a net loss of $4,802, or $0.00 per share, for the year of 2011.  As described above, we incurred an increase in operating expenses of $538,288 with the development of Makeliving.  Additionally, in 2011, we realized a gain on exchange of investments of $769,748 compared to nil in the current year.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash and cash equivalents of $58,205 and a working capital deficit of $156,793.  For the year ended December 31, 2012, the Company used net cash of $1,211,912 from its operating activities primarily from our net loss of $1,415,528, our increase in prepaid expenses of $23,684, our increase in deposits of $21,281, offset by our increase in accounts payable of $160,789 and non-cash depreciation of $87,792. By comparison, net cash used in operating activities was $564,169 in 2011.

During the year ended December 31, 2012 and 2011, the Company used $541 and $68 cash in investing activities mainly from purchase of equipment, respectively.

During the year ended December 31, 2012, cash flows provided by financing activities was $76,670 from loans from related party. The Company did not have any financing activities for the year ended December 31, 2011.

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

Contractual Obligations

Consulting agreements

(1) Consulting Agreement with Tsui Siu Ting: On January 1, 2010, we entered into a Consulting Agreement with Tsui Siu Ting.  Under the Agreement, Mr. Tsui shall serve as a business advisor to the Company, on a non-exclusive basis, and render such advice and services to us as may be reasonably requested or assigned by us, including, without limitation, new business development and marketing activities in China and Hong Kong.  In consideration for his services, we agree to pay to Mr. Tsui a monthly fee of $20,000 Hong Kong dollars (approximately US$2,564). The term of this agreement is five years.

(2) Consulting Agreement with GHL International.  On November 18, 2011, we entered into a Consulting and Service Agreement with GHL International Ltd.  Pursuant to the Agreement, GHL shall provide us and our subsidiaries with a service of designing, developing, marketing and technical support, as well as other services, to our Makeliving.com website. In consideration of GHL’s services, we agree to pay to GHL a fee of $50,000 per month. The term of this Agreement is two years ending on December 31, 2014, which can be extended by negotiation between the Company and GHL.

Purchase commitments

In September 2012, we signed a contract to purchase 10,000 minutes of advertising time divided into twenty thousand (20,000) 30-second time slots to be aired as “My TV Time” on Macau. The entire contract is approximated at USD $2 million (HKD 190 million, 192 gold bullions).  The gold is to be used as settlement.

Operating leases

We lease approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $535 per month. In addition, we entered into a two year lease for office space of approximately 1,250 square feet in Hong Kong, expiring January 2014, with monthly payments of approximately $6,801 per month.

Future minimum lease payments under the operating lease are as follows:

Year Ending December 31,
2013	$81,608
2014	4,223
$85,831

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

Scientific Energy, Inc.

Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

April 9, 2013

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 58,205	$ 1,215,561
Prepaid expense and other	25,963	2,396
Total current assets	84,168	1,217,957

Property, plant and equipment, net of accumulated depreciation of $269,623 and $181,354 as of December 31, 2012 and 2011, respectively	82,666	169,593

Other assets:
Deposits	21,297	-
Long term investments	2,411,601	2,258,393

Total assets	$ 2,599,732	$ 3,645,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 164,233	$ 3,445
Related party loans	76,728	-
Total current liabilities	240,961	3,445

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of December 31, 2012 and 2011	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(4,144,036)	(2,728,508)
Accumulated other comprehensive income	(180,382)	(312,183)
Total stockholders' equity	2,358,771	3,642,498

Total liabilities and stockholders' equity	$ 2,599,732	$ 3,645,943

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2012	2011
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 1,327,796	$ 789,670
Depreciation	87,792	87,630
Total operating expenses	1,415,588	877,300

NET LOSS FROM OPERATIONS	(1,415,588)	(877,300)

Other income (expense):
Interest income	60	102,750
Gain on exchange of investment	-	769,748

Net loss before provision for income taxes	(1,415,528)	(4,802)

Income taxes (benefit)	-	-

NET LOSS	$ (1,415,528)	$ (4,802)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.00)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852

Comprehensive income (loss):
Net loss	$ (1,415,528)	$ (4,802)
Exchange of investment	139,241	(319,080)
Foreign translation gain (loss)	(7,440)	942

Comprehensive loss	$ (1,283,727)	$ (322,940)

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
TWO YEARS ENDED DECEMBER 31, 2012

					Additional		Other
	Preferred stock		Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2010	-	-	94,915,852	949,159	5,734,030	(2,723,706)	5,955	3,965,438

Foreign currency transaction loss							(318,138)	(318,138)

Net loss	-	-	-	-	-	(4,802)	-	(4,802)
Balance, December 31, 2011	-	-	94,915,852	949,159	5,734,030	(2,728,508)	(312,183)	3,642,498

Unrealized gain from change in fair value of investment	-	-	-	-	-	-	139,241	139,241

Foreign currency transaction loss	-	-	-	-	-	-	(7,440)	(7,440)

Net loss	-	-	-	-	-	(1,415,528)	-	(1,415,528)
Balance, December 31, 2012	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (4,144,036)	$ (180,382)	$ 2,358,771

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011

Net loss	$ (1,415,528)	$ (4,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87,792	87,630
Gain on exchange of investment	-	(769,748)
Accounts receivable		2,871,397
Interest receivable on convertible debenture	-	51,952
Deposits	(21,281)	-
Prepaid expenses and other	(23,684)	14,787
Accounts payable and accrued expenses	160,789	(2,815,385)
Net cash provided by (used in) operating activities	(1,211,912)	(564,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(541)	(68)
Net cash (used in) provided by investing activities	(541)	(68)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	76,670	-
Net cash provided by financing activities	76,670	-

Effect of currency rate changes on cash	(21,573)	(519)

Net decrease in cash and cash equivalents	(1,157,356)	(564,756)
Cash and cash equivalents, beginning of period	1,215,561	1,780,317

Cash and cash equivalents, end of period	$ 58,205	$ 1,215,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

On February 28, 2012, the Company set up a wholly-owned subsidiary, Makeliving Ltd., which was incorporated in the Cayman Islands in order to engage in a business of e-commerce platform.

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

Long-Term Investments/trading securities

Long-term investment as of December 31, 2011 was comprised of 242 gold bullions, 5 tael per bullion, for a total of 1,210 tael which were in exchange for the cancelation of the debenture on August 26, 2011.  The Company recorded the fair value of the gold received as of August 26, 2011 of $2,577,474 realizing a gain on exchange of long-term investments of $769,748 in fiscal 2011.

Since the investment in gold was considered a commodity in which the fair value is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price as other comprehensive income or loss.  At December 31, 2012, the Company reviewed and adjusted for the change in the underlying market price as other comprehensive income of $139,241 related to the investment.

192 Gold bullions, approximately USD $2 million, have been committed to pay for MakeLiving.com advertising expense.

In September 2012, the Company entered into a Trust Agreement with a law firm as the trustee to hold the Company’s gold bullions. Upon receipt of the gold bullions, the Trustee issued electronic receipts therefore, each known as a “Goldeq” or purchase rights, which can be used, in lieu of gold, as an intermediary to facilitate the exchange of goods and services conducted on the Company’s electronic commerce platform known as MakeLiving.com.  As of December 31, 2012, the gold bullions have not been transferred.

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

As of December 31, 2012 and December 31, 2011, the Company maintained $55,546 and $1,147,531 in foreign bank accounts not subject to FDIC coverage

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at December 31, 2012 and December 31, 2011 were $7.7509 and $7.7688, respectively and average rates of $7.7567 and $7.7839  for the year ended December 31, 2012 and 2011, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for business and personal use of the Company’s President and CEO.  The net book value of these vehicles was $82,130 and $85,780, as of December 31, 2012 and December 31, 2011, respectively.

Depreciation expense for the years ended December 31, 2012 and 2011 was $87,792 and $87,630, respectively.

Advertising Expense

The Company expenses advertising costs when incurred.  Advertising expenses were $149,034 for the year ended December 31, 2012 and nil for the prior year.  As of December 31, 2012, the Company has committed 192 gold bullions, approximately USD $2 million, to pay for MakeLiving.com advertising expense (see above).

Fair Value Measurements

ASC Topic 820 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. This topic does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 —	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 —	Other inputs that are directly or indirectly observable in the marketplace.
Level 3 —	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the long term investment for 99 Tael Gold are classified within Level 1 since they are valued using active market prices.

At December 31, 2012:

	Level 1	Level 2	Level 3	Total
	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
Investment - 99 Tael Gold	$2,411,601	$-	$-	$2,411,601
Total assets measured at fair value	$2,411,601	$-	$-	$2,411,601

At December 31, 2011:

	Level 1	Level 2	Level 3	Total
	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
Investment - 99 Tael Gold	$2,258,393	$-	$-	$2,258,393
Total assets measured at fair value	$2,258,393	$-	$-	$2,258,393

Earnings (Loss) Per Share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Numerator - basic and diluted
Net loss	$(1,415,528)	$(4,802)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,852	94,915,852
Loss per common share — basic and diluted	$(0.01)	$(0.00)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 - INCOME TAXES

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

For the year ended December 31, 2012, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2012, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $3,400,000, expiring in the year 2032, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2012 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

	December 31,
Deferred Tax Assets:	2012	2011

Net operating loss carryforward	$(1,415,582)	$(859,438)
Gain on investment	-	-
Inventory obsolescence	-	-

Total deferred tax assets	(1,415,582)	(859,438)
Valuation allowance	1,415,582	859,438
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized no provision for foreign income taxes.

	December 31,
Rate Reconciliation:	2012	2011

Book losses (worldwide) at federal statutory rate (35%)	$(495,456)	$(271,093)
Book loss at state rate, net of federal benefit	(63,701)	(38,728)
Excluded tax gains/losses – foreign	-	137,985
Change in valuation allowance	559,157	171,835
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2012 and 2011.  Tax years from 2009 through 2012 are open to examination by the taxing authorities.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2012, there were 94,915,852 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2012, Kelton Capital Group Ltd. owned 31,261,920 shares or 32.9% of the Company's common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company's issued and outstanding shares.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

(2) Consulting Agreement with GHL International.  On November 18, 2011, the Company entered into a Consulting and Service Agreement with GHL International Ltd.  Pursuant to the Agreement, GHL shall provide the Company and its subsidiaries with a service of designing, developing, marketing and technical support, as well as other services, to the Company’s Makeliving.com website. In consideration of GHL’s services, the Company agrees to pay to GHL a fee of $50,000 per month. The term of this Agreement is two years ending on December 31, 2014, which can be extended by negotiation between the Company and GHL.

Purchase commitments

In September 2012, the Company signed a contract to purchase 10,000 minutes of advertising time divided into twenty thousand (20,000) 30-second time slots to be aired as “My TV Time” on Macau. The entire contract is approximated at USD $2 million (HKD 190 million, 192 gold bullions).  The gold is to be used as settlement.

Operating leases

The Company leases approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $535 per month  In addition, the Company entered into a two year lease for office space of approximately 1,250 square feet in Hong Kong, expiring January 2014, with monthly payments of approximately $6,801 per month.

Future minimum lease payments under the operating lease are as follows:

Year Ended December 31, 2013	$81,608
Year Ended December 31, 2014	4,223
$85,831

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2012.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial

Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepting accounting principles in effect in Hong Kong however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States (“US GAAP”). We believe our financial controls and procedures in accordance with Hong Kong GAAP are adequate for the supervision of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our financial controls and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

 (b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that since our financial and accounting staff are not familiar with US GAAP and we need to engage an outside consultant to convert our financial statements prepared in accordance with Hong Kong GAAP into US GAAP, our internal controls over financial reporting were not effective as of December 31, 2012.

(c) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

(d) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	58	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mr. Stanley Chan has been a Director, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Company since May 2006.  Mr. Chan also serves as President and Chairman of the Board of Directors of Tianloon Trading Co., Ltd., an import and export company. Mr. Chan has more than ten years of experience in import-export business and financial investment.

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

Directors were previously elected to serve until the next annual meeting of stockholders and until their successors shall have been elected and qualified.  At the 2010 Annual Stockholder’s Meeting, the stockholders approved an amendment to the Company’s Articles of Incorporation providing for the classification of the Company’s Board of Directors into three classes, designated Class I, Class II, and Class III, with staggered three-year terms of office.

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred		All
Name and				Stock	Option	Plan	Compensation		Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings		Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)		($)	($)
Stanley Chan	2012	-	-	-	-	-	-	(1)	25,000	$25,000
CEO and	2011	-	-	-	-	-	-	(1)	25,000	$25,000
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2012, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of April 10, 2013, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Liang Huang (2) c/o 27 Weldon Street Jersey City, NJ 07306	31,261,920	32.9%
Common	All as a group(a)	31,261,920	32.9%

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Management

As of April 10, 2013, no director, nominee and executive officer of the Company owned the security of the Company.

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Anderson Bradshaw PLLC (“Anderson Bradshaw”) for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$40,000	$40,000
Audit-Related Fees	-	-
Tax Fees	3,000	-

Total Fees	$43,000	$40,000

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements included in our Form 10-Q.

(2)  Audit related fees.  None.

(3)  Tax fees.   Tax return preparation.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company.  The Board approved of 100% of the services provided by the independent accountant in 2012 and 2011.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

2.1

Share Purchase Agreement dated April 13, 2006, by and among by Todd Crosland,   Jana Meyer, Mark Clawson, Dale Gledhill and Kelton Capital Group Limited. (incorporated by reference to the registrant’s Current report on Form 8-K filed on April 20, 2006)

3.1	Amended Articles of Incorporation dated January 25, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report Form 10-KSB filed on April 19, 2007)

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.2(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the registrant's Annual Report on Form 10-K filed on April 8, 2010).

31.1*	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1*	Section 1350 Certifications of CEO and CFO

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date：	SCIENTIFIC ENERGY, INC.

April 12, 2013	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 12, 2013	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director