Form 10-Q
period 2013-03-31
SCIENTIFIC ENERGY INC
filed 2013-05-13
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [X ]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]  Accelerated filer      [   ]   Non Accelerated filer   [   ]   Smaller Reporting Company    [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,855 shares of common stock, par value $0.01, as of May 13, 2013.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 101,356	$ 58,205
Prepaid expense and other	16,024	25,963
Total current assets	117,380	84,168

Property, plant and equipment, net of accumulated depreciation of $290,990 and $269,623 as of March 31, 2013 and December 31, 2012, respectively	60,748	82,666

Other assets:
Deposits	21,264	21,297
Long- term investments	2,323,926	2,411,601

Total assets	$ 2,523,318	$ 2,599,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 454,904	$ 164,233
Deferred revenue	103,050	-
Related party loans	121,691	76,728
Total current liabilities	679,645	240,961

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of March 31, 2013 and December 31, 2012	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(4,571,246)	(4,144,036)
Accumulated other comprehensive income	(268,270)	(180,382)
Total stockholders' equity	1,843,673	2,358,771

Total liabilities and stockholders' equity	$ 2,523,318	$ 2,599,732

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended March 31,
	2013	2012
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 405,402	$ 265,034
Depreciation	21,809	22,007
Total operating expenses	427,211	287,041

NET LOSS FROM OPERATIONS	(427,211)	(287,041)

Other income (expense):
Interest income	1	29

Net loss before provision for income taxes	(427,210)	(287,012)

Income taxes (benefit)	-	-

NET LOSS	$ (427,210)	$ (287,012)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852

Comprehensive income (loss):
Net loss	$ (427,210)	$ (287,012)
Exchange of investment	(83,855)	152,727
Foreign translation gain (loss)	(4,033)	1,433

Comprehensive loss	$ (515,098)	$ (132,852)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2013	2012

Net loss	$ (427,210)	$ (287,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,809	22,007
Deposits	-	(21,274)
Prepaid expenses and other	9,916	(124,494)
Accounts payable and accrued expenses	290,671	(2,149)
Deferred revenue	103,151	-
Net cash provided by (used in) operating activities	(1,663)	(412,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(541)
Net cash (used in) provided by investing activities	-	(541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	45,129	-
Net cash provided by financing activities	45,129	-

Effect of currency rate changes on cash	(315)	(127)

Net decrease in cash and cash equivalents	43,151	(413,590)
Cash and cash equivalents, beginning of period	58,205	1,215,561

Cash and cash equivalents, end of period	$ 101,356	$ 801,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013.

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

The Company defers any revenue for which the product has not been delivered or services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required. As of March 31, 2013 and December 31, 2012, deferred revenue was $103,150 and $-0-, respectively

Revenues on the sale of products, net of estimated costs of returns and allowance, are recognized at the time products are shipped to customers, legal title has passed, and all significant contractual obligations of the Company have been satisfied. Products are generally sold on open accounts under credit terms customary to the geographic region of distribution. The Company performs ongoing credit evaluations of the customers and generally does not require collateral to secure the accounts receivable.

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

Long-Term Investments

Long-term investment as of March 31, 2013 and December 31, 2012 was comprised of 242 gold bullions, 5 tael per bullion, for a total of 1,210 tael which were in exchange for the cancelation of the debenture on August 26, 2011.  The Company recorded the fair value of the gold received as of August 26, 2011 of $2,577,474 realizing a gain on exchange of long-term investments of $769,748 in fiscal 2011.

Since the investment in gold was considered a commodity in which the fair value is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price as other comprehensive income or loss.  At March 31, 2013, the Company reviewed and adjusted for the change in the underlying market price as other comprehensive loss of $83,855 related to the investment.

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

As of March 31, 2013 and December 31, 2012, the Company maintained $96,328 and $55,546 in foreign bank accounts not subject to FDIC coverage

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at March 31, 2013 and December 31, 2012 were $7.7632 and $7.7509, respectively and average rates of $7.7556 and $7.7596 for the three months ended March 31, 2013 and 2012, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for business and personal use of the Company’s President and CEO.  The net book value of these vehicles was $60,488 and $82,130, as of March 31, 2013 and December 31, 2012, respectively.

Depreciation expense for the three months ended March 31, 2013 and 2012 was $21,809 and $22,007, respectively.

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising expenses were $144,767 and $ -0- for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, the Company has committed 192 gold bullions, approximately USD $2 million, to pay for MakeLiving.com advertising expense (see above).

Fair Value of Financial Instruments

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

At March 31, 2013:

	Level 1	Level 2	Level 3	Total
	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
Investment - 99 Tael Gold	$2,323,926	$-	$-	$2,323,926
Total assets measured at fair value	$2,323,926	$-	$-	$2,323,926

At December 31, 2012:

	Level 1	Level 2	Level 3	Total
	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
Investment - 99 Tael Gold	$2,411,601	$-	$-	$2,411,601
Total assets measured at fair value	$2,411,601	$-	$-	$2,411,601

Earnings (Loss) Per Share

Earnings Per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Numerator - basic and diluted
Net loss	$(427,210)	$(287,012)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,852	94,915,852
Loss per common share — basic and diluted	$(0.00)	$(0.00)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2013, there were 94,915,852 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of March 31, 2013, Kelton Capital Group Ltd. owned 31,261,920 shares or 32.9% of the Company's common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company's issued and outstanding shares.

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

For the year ended December 31, 2012, the Company generated no sales. For much of 2012, due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, the Company had been waiting for the graphite price to stabilize so as to minimize trading risk and ensure profitability.  In the meantime, the Company began to look for other business opportunities. In August 2011, the Company decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com” ("Makeliving"), which provides an e-commerce platform, where registered members can exchange goods and services.

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.  Currently this website is under trial operation.

Results of Operations

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Sales

For the three months ended March 31, 2013 and 2012, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Operating expenses

For the three months ended March 31, 2013 and 2012, the Company’s selling, general and administrative expenses were $405,402 compared to $265,034 for the same period of the previous year.  The increase is primarily the result of consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the three months ended March 31, 2013, the Company had $1 of interest income, as compared to $29 of interest income for the same period last year.

Net Loss

For the three months ended March 31, 2013, we had a net loss of $427,210, or $(0.00) per share, as compared to a net loss of $287,012, or $(0.00) per share, for the same period of 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash and cash equivalents of $101,356 and a working capital deficit of $562,265.  For the three months ended March 31, 2013, the Company used net cash of $1,663 from its operating activities primarily from our net loss of $427,210, adjusted for our decrease in prepaid expenses of $9,916, our increase in accounts payable of $290,673, our increase in deferred revenue of $103,050 and our non-cash depreciation of $21,809.  By comparison, net cash used by operating activities was $412,922 for the same period of 2012.

During the three months ended March 31, 2013, we did have any investing activities.

During the three months ended March 31, 2013, cash flows provided by financing activities was $45,129 from loans from our major shareholder. The Company did not have any financing activities for the three months ended March 31, 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

May 13, 2013