Form 10-Q
period 2013-06-30
SCIENTIFIC ENERGY INC
filed 2013-08-15
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,852 shares of common stock, par value $0.01, as of August 14, 2013.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 53,917	$ 58,205
Prepaid expense and other	29,230	25,963
Total current assets	83,147	84,168

Property, plant and equipment, net of accumulated depreciation of $313,018 and $269,623 as of June 30, 2013 and December 31, 2012, respectively	39,057	82,666

Other assets:
Deposits	26,537	21,297
Long-term investments	377,477	518,195
Long-term investments-restricted	1,379,244	1,893,406

Total assets	$ 1,905,462	$ 2,599,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 723,492	$ 164,233
Deferred revenue	103,150	-
Related party loans	45,128	76,728
Total current liabilities	871,770	240,961

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(5,004,776)	(4,144,036)
Accumulated other comprehensive income	(644,721)	(180,382)
Total stockholders' equity	1,033,692	2,358,771

Total liabilities and stockholders' equity	$ 1,905,462	$ 2,599,732

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 411,798	$ 280,156	$ 817,200	$ 545,190
Depreciation	21,734	22,002	43,543	44,009
Total operating expenses	433,532	302,158	860,743	589,199

NET LOSS FROM OPERATIONS	(433,532)	(302,158)	(860,743)	(589,199)

Other income (expense):
Interest income	2	17	3	46

Net loss before provision for income taxes	(433,530)	(302,141)	(860,740)	(589,153)

Income taxes (benefit)	-	-	-	-

NET LOSS	$ (433,530)	$ (302,141)	$ (860,740)	$ (589,153)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852	94,915,852	94,915,852

Comprehensive income (loss):
Net loss	$ (433,530)	$ (302,141)	$ (860,740)	$ (589,153)
Exchange of investment	(485,597)	(138,373)	(569,452)	14,354
Foreign translation gain (loss)	109,146	(1,319)	105,113	114

Comprehensive loss	$ (809,981)	$ (441,833)	$ (1,325,079)	$ (574,685)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2013	2012

Net loss	$ (860,740)	$ (589,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,543	44,009
Deposits	-	(21,271)
Prepaid expenses and other	(8,521)	(116,199)
Accounts payable and accrued expenses	694,239	(2,171)
Deferred revenue	103,111	-
Net cash used in operating activities	(28,368)	(684,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(541)
Net cash provided by (used in) investing activities	-	(541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of advances from related party	(31,540)	-
Net cash used in financing activities	(31,540)	-

Effect of currency rate changes on cash	55,620	(275)

Net decrease in cash and cash equivalents	(4,288)	(685,601)
Cash and cash equivalents, beginning of period	58,205	1,215,561

Cash and cash equivalents, end of period	$ 53,917	$ 529,960

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013.

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

The Company defers any revenue for which the product has not been delivered or services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required. As of June 30, 2013 and December 31, 2012, deferred revenue was $103,150 and $-0-, respectively

Revenues on the sale of products, net of estimated costs of returns and allowance, are recognized at the time products are shipped to customers, legal title has passed, and all significant contractual obligations of the Company have been satisfied. Products are generally sold on open accounts under credit terms customary to the geographic region of distribution. The Company performs ongoing credit evaluations of the customers and generally does not require collateral to secure the accounts receivable.

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

Long-Term Investments

Long-term investment as of June 30, 2013 and December 31, 2012 was comprised of 242 gold bullions, 5 tael per bullion, for a total of 1,210 tael which were in exchange for the cancelation of the debenture on August 26, 2011.  The Company recorded the fair value of the gold received as of August 26, 2011 of $2,577,474 realizing a gain on exchange of long-term investments of $769,748 in fiscal 2011.

Since the investment in gold was considered a commodity in which the fair value is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price as other comprehensive income or loss.  At June 30, 2013, the Company reviewed and adjusted for the change in the underlying market price as other comprehensive loss of $569,452 related to the investment.

190 Gold bullions, approximately USD $1.37 million, have been committed to pay for MakeLiving.com advertising expense.

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

As of June 30, 2013 and December 31, 2012, the Company maintained $32,215 and $55,546 in foreign bank accounts not subject to FDIC coverage

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.  These reclassifications had no effect on reported income or losses.

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at June 30, 2013 and December 31, 2012 were $7.7557 and $7.7509, respectively and average rates of $7.7586 and $7.7604 for the six months ended June 30, 2013 and 2012, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for business and personal use of the Company’s President and CEO.  The net book value of these vehicles was $39,024 and $82,130, as of June 30, 2013 and December 31, 2012, respectively.

Depreciation expense for the three and six months ended June 30, 2013 was $21,734 and $43,543, respectively; and for the three and six months ended June 30, 2012 was $22,002 and $44,009, respectively.

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising expenses were $128,400 and $273,167 for the three and six months ended June 30, 2013, respectively; and for the three and six months ended June 30, 2012 was $-0-. As of June 30, 2013, the Company has committed 190 gold bullions, approximately USD $1.37 million, to pay for MakeLiving.com advertising expense (see above).

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the long-term investment for 99 Tael Gold are classified within Level 1 since they are valued using active market prices.

At June 30, 2013:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment – Tael Gold	$377,477	$-	$	$377,477
Investment (restricted) Tael Gold	1,379,244	-	-	1,379,244
Total assets measured at fair value	$1,756,721	$-	$-	$1,756,721

At December 31, 2012:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment – Tael Gold	$518,195	$-	$-	$518,195
Investment (restricted) Tael Gold	1,893,406	-	-	1,893,406
Total assets measured at fair value	$2,411,601	$-	$-	$2,411,601

Earnings (Loss) Per Share

Earnings Per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2013 and 2012.

SCHEDULE OF EARNINGS (LOSS) PER SHARE

	Three Months Ended June, 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Numerator-basic and diluted
Net loss	$(433,530)	$(302,141)	$(860,740)	$(589,153)
Denominator
Weighted average number of common shares outstanding-basic and diluted	94,915,852	94,915,852	94,915,852	94,915,852

Loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2013, there were 94,915,852 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of June 30, 2013, Kelton Capital Group Ltd. owned 31,261,920 shares or 32.9% of the Company's common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company's issued and outstanding shares.

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

Results of Operations

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Sales

For the three months ended June 30, 2013 and 2012, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Operating expenses

For the three months ended June 30, 2013 and 2012, the Company’s selling, general and administrative expenses were $411,798 compared to $280,156 for the same period of the previous year.  The increase is primarily the result of advertising, consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the three months ended June 30, 2013, the Company had $2 of interest income, as compared to $17 of interest income for the same period last year.

Net Loss

For the three months ended June 30, 2013, we had a net loss of $433,530, or $(0.00) per share, as compared to a net loss of $302,141, or $(0.00) per share, for the same period of 2012.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Sales

For the six months ended June 30, 2013 and 2012, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Operating expenses

For the six months ended June 30, 2013 and 2012, the Company’s selling, general and administrative expenses were $817,200 compared to $545,190 for the same period of the previous year.  The increase is primarily the result of  advertising, consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the six months ended June 30, 2013, the Company had $3 of interest income, as compared to $46 of interest income for the same period last year.

Net Loss

For the six months ended June 30, 2013, we had a net loss of $860,740, or $(0.01) per share, as compared to a net loss of $589,153, or $(0.01) per share, for the same period of 2012.

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash and cash equivalents of $53,917 and a working capital deficit of $788,623.  For the six months ended June 30, 2013, the Company used net cash of $28,368 from its operating activities primarily from our net loss of $860,740, adjusted for our increase in prepaid expenses of $8,521, our increase in accounts payable of $694,239, our increase in deferred revenue of $103,111 and our non-cash depreciation of $43,543.  By comparison, net cash used by operating activities was $684,785 for the same period of 2012.

During the six months ended June 30, 2013, we did not have any investing activities.

During the six months ended June 30, 2013, cash flows used in financing activities was $31,540 from repayment of loans from our major shareholder. The Company did not have any financing activities for the six months ended June 30, 2012.

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

Purchase commitments

In September 2012, we signed a contract to purchase 10,000 minutes of advertising time divided into twenty thousand (20,000) 30-second time slots to be aired as “My TV Time” in Macau. The entire contract is approximated at USD $1.37 million (190 gold bullions).  The gold is to be used as settlement.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified by or pursuant to the Exchange Act, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management evaluated the effectiveness of our disclosure controls and procedures for the quarter ended June 30, 2013 under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. During fiscal year ended December 31, 2012, our management identified a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not because we had insufficient accounting personnel with appropriate knowledge of US GAAP. We are still in the process of remediating this material weakness, which substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of June 30, 2013.

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

August 14, 2013