Form 10-Q
period 2013-09-30
SCIENTIFIC ENERGY INC
filed 2013-11-12
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer  [   ]  Accelerated filer      [   ]   Non-Accelerated filer   [   ]   Smaller Reporting Company    [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,852 shares of common stock, par value $0.01, as of November 5, 2013.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 108,820	$ 58,205
Prepaid expense and other	6,957	25,963
Total current assets	115,777	84,168

Property, plant and equipment, net of accumulated depreciation of $334,647 and $269,623 as of September 30, 2013 and December 31, 2012, respectively	17,513	82,666

Other assets:
Deposits	4,635	21,297
Long-term investments	414,958	518,195
Long-term investments-restricted	1,516,192	1,893,406

Total assets	$ 2,069,075	$ 2,599,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,004,168	$ 164,233
Deferred revenue	103,175	-
Related party loans	45,139	76,728
Total current liabilities	1,152,482	240,961

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of September 30, 2013 and December 31, 2012	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(5,418,735)	(4,144,036)
Accumulated other comprehensive income	(347,861)	(180,382)
Total stockholders' equity	916,593	2,358,771

Total liabilities and stockholders' equity	$ 2,069,075	$ 2,599,732

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
		(restated)		(restated)
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 392,411	$ 339,430	$ 1,209,611	$ 884,620
Depreciation	21,550	22,009	65,093	66,018
Total operating expenses	413,961	361,439	1,274,704	950,638

NET LOSS FROM OPERATIONS	(413,961)	(361,439)	(1,274,704)	(950,638)

Other income (expense):
Interest income	2	11	5	57
Other income	-	536	-	536

Net loss before provision for income taxes	(413,959)	(360,892)	(1,274,699)	(950,045)

Income taxes (benefit)	-	-	-	-

NET LOSS	$ (413,959)	$ (360,892)	$ (1,274,699)	$ (950,045)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852	94,915,852	94,915,852

Comprehensive income (loss):
Net loss	$ (413,959)	$ (360,892)	$ (1,274,699)	$ (950,045)
Exchange of investment	173,794	193,111	(479,782)	207,465
Foreign translation gain (loss)	183,470	88,199	312,003	88,313

Comprehensive income (loss)	$ 56,695	$ (79,582)	$ (1,442,178)	$ (654,267)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2013	2012
		(restated)
Net loss	$ (1,274,699)	$ (950,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,092	66,018
Amortization of prepaid advertising	-	51,709
Deposits	-	(21,276)
Prepaid expenses and other	35,644	(115,056)
Accounts payable and accrued expenses	974,936	(3,143)
Deferred revenue	103,126	-
Net cash used in operating activities	(95,901)	(971,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(541)
Net cash used in investing activities	-	(541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(31,545)	-
Net cash used in financing activities	(31,545)	-

Effect of currency rate changes on cash	178,061	(46,253)

Net increase (decrease) in cash and cash equivalents	50,615	(1,018,587)
Cash and cash equivalents, beginning of period	58,205	1,215,561

Cash and cash equivalents, end of period	$ 108,820	$ 196,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:
Prepaid advertising acquired by exchange of trading securities	$ -	$ 1,995,834
Trading securities acquired by exchange of long term investment	$ -	$ 2,445,374

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013.

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

The Company defers any revenue for which the product has not been delivered or services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required. As of September 30, 2013 and December 31, 2012, deferred revenue was $103,175 and $-0-, respectively

Revenues on the sale of products, net of estimated costs of returns and allowance, are recognized at the time products are shipped to customers, legal title has passed, and all significant contractual obligations of the Company have been satisfied. Products are generally sold on open accounts under credit terms customary to the geographic region of distribution. The Company performs ongoing credit evaluations of the customers and generally does not require collateral to secure the accounts receivable.

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

Long-Term Investments

Long-term investment as of September 30, 2013 and December 31, 2012 was comprised of 242 gold bullions, 5 tael per bullion, for a total of 1,210 tael which were in exchange for the cancelation of the debenture on August 26, 2011.  The Company recorded the fair value of the gold received as of August 26, 2011 of $2,577,474 realizing a gain on exchange of long-term investments of $769,748 in fiscal 2011.

Since the investment in gold was considered a commodity in which the fair value is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price as other comprehensive income or loss.  At September 30, 2013, the Company reviewed and adjusted for the change in the underlying market price as other comprehensive loss of $173,999 related to the investment.

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

As of September 30, 2013 and December 31, 2012, the Company maintained $95,977 and $55,546 in foreign bank accounts not subject to FDIC coverage

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at September 30, 2013 and December 31, 2012 were $7.7538 and $7.7509, respectively and average rates of $7.7575 and $7.7587 for the nine months ended September 30, 2013 and 2012, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for business and personal use of the Company’s President and CEO.  The net book value of these vehicles was $17,505 and $82,130, as of September 30, 2013 and December 31, 2012, respectively.

Depreciation expense for the three and nine months ended September 30, 2013 was $21,550 and $65,093, respectively; and for the three and nine months ended September 30, 2012 was $22,009 and $66,018, respectively.

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising expenses were $129,736 and $402,903 for the three and nine months ended September 30, 2013, respectively; and for the three and nine months ended September 30, 2012 was $51,709.  As of September 30, 2013, the Company has committed 190 gold bullions, approximately USD $1.37 million, to pay for MakeLiving.com advertising expense (see above).

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

At September 30, 2013:

	Level 1	Level 2	Level 3	Total
	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
Investment – Tael Gold	$414,958	$-	$	$414,958
Investment (restricted) Tael Gold	1,516,192	-	-	1,516,192
Total assets measured at fair value	$1,931,150	$-	$-	$1,931,150

At December 31, 2012:

	Level 1	Level 2	Level 3	Total
	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets for	Observable	Inputs
	Identical Assets	Inputs
Investment – Tael Gold	$518,195	$-	$-	$518,195
Investment (restricted) Tael Gold	1,893,406	-	-	1,893,406
Total assets measured at fair value	$2,411,601	$-	$-	$2,411,601

Earnings (Loss) Per Share

Earnings Per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2013 and 2012.

SCHEDULE OF EARNINGS (LOSS) PER SHARE

	Three Months Ended September, 30, 2013	Three Months Ended September 30, 2012 (restated)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012 (restated)
Numerator-basic and diluted
Net loss	$(413,959)	$(360,892)	$(1,274,699)	$(950,045)
Denominator
Weighted average number of common shares outstanding-basic and diluted	94,915,852	94,915,852	94,915,852	94,915,852

Loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – RESTATEMENT

The Company restated their reported Statement of Operations for the three and nine months ended September 30, 2012 to correct the changes in comprehensive income associated with their gold investment.  As such, the results of operations changed from a net loss of $472,508 to $360,892 for the three months ended September 30, 2012, and $1,061,661 to $950,045 for the nine months ended September 30, 2012.  In addition, due to the changes above, the Company corrected their Statement of Cash Flows for the nine months ended September 30, 2012 accordingly.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2013, there were 94,915,852 shares of the Company's common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2013, Kelton Capital Group Ltd. owned 31,261,920 shares or 32.9% of the Company's common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company's issued and outstanding shares.

NOTE 4 - SUBSEQUENT EVENTS

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

Results of Operations

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Sales

For the three months ended September 30, 2013 and 2012, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Operating expenses

For the three months ended September 30, 2013, the Company’s selling, general and administrative expenses were $392,411 compared to $339,430 for the same period of the previous year.  The increase is primarily the result of advertising, consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the three months ended September 30, 2013, the Company had $2 of interest income, as compared to $11 of interest income for the same period last year. In addition, the Company had other income of $536 for the three months ended September 30, 2012 as compared to nil for the current period.

Net Loss

For the three months ended September 30, 2013, we had a net loss of $413,959, or $(0.00) per share, as compared to a net loss of $360,892, or $(0.00) per share, for the same period of 2012.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Sales

For the nine months ended September 30, 2013 and 2012, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Operating expenses

For the nine months ended September 30, 2013, the Company’s selling, general and administrative expenses were $1,209,611 compared to $884,620 for the same period of the previous year.  The increase is primarily the result of advertising, consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the nine months ended September 30, 2013, the Company had $5 of interest income, as compared to $57 of interest income for the same period last year. In addition, the Company had other income of $536 for the nine months ended September 30, 2012 as compared to nil for the current period.

Net Loss

For the nine months ended September 30, 2013, we had a net loss of $1,274,699, or $(0.01) per share, as compared to a net loss of $950,045, or $(0.01) per share, for the same period of 2012.

Liquidity and Capital Resources

As of September 30, 2013, the Company had cash and cash equivalents of $108,820 and a working capital deficit of $1,036,705.  For the nine months ended September 30, 2013, the Company used net cash of $95,901 from its operating activities primarily from our net loss of $1,274,699, adjusted for our increase in prepaid expenses of $35,644, our increase in accounts payable of $974,936, our increase in deferred revenue of $103,126 and our non-cash depreciation of $65,902.  By comparison, net cash used by operating activities was $971,793 for the same period of 2012.

During the nine months ended September 30, 2013, we did not have any investing activities.  By comparison, net cash used by investing activities was $541 for the same period of 2012.

During the nine months ended September 30, 2013, cash flows used in financing activities was $31,545 from repayment of loans from our major shareholder. The Company did not have any financing activities for the nine months ended September 30, 2012.

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

Operating leases

We lease approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $535 per month. In addition, we entered into a two-year lease for office space of approximately 1,250 square feet in Hong Kong, expiring January 2014, with monthly payments of approximately $6,801 per month.

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

Management evaluated the effectiveness of our disclosure controls and procedures for the quarter ended September 30, 2013 under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. During fiscal year ended December 31, 2012, our management identified a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective because we had insufficient accounting personnel with appropriate knowledge of US GAAP, even though we hired an outsider professional accountant to prepare our quarterly and annual SEC filings. We are still in the process of remediating this material weakness, which substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of September 30, 2013.

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

November 11, 2013