Form 10-K
period 2013-12-31
SCIENTIFIC ENERGY INC
filed 2014-03-28
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   94,915,852 shares of the registrant’s common stock were outstanding as of March 28, 2014.

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

Employees

As of December 31, 2013, the Company has five employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with its employees to be satisfactory.

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

Since inception we have never been profitable.  There can be no guarantee that we will ever be profitable.  For the year ended and as of December 31, 2013, the Company had net losses of $1,745,430 and had accumulated deficit of $5,889,466.  There is no assurance that we will be successful in reaching or maintaining profitable operations.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

The functional currency of our operations in Hong Kong is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2013 and 2012 and through this date, there has not been significant fluctuation in exchange rates between Hong Kong dollars and US dollars. However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Any future significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the year ended December 31, 2013, the rent was $535 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2016. The space is approximately 770 square feet, and the rent is approximately $5,840 per month.

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

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol "SCGY.OB", and has been traded very thinly and infrequently. Accordingly, we are not including a history of reported trades in the public market through December 31, 2013.

Holders

As of March 28, 2014, we had approximately 240 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2013.

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

In August 2011, the Company started to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com” ("Makeliving"), which provides an e-commerce platform, where registered members can exchange goods and services.

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.  Currently this website is under trial operation.

Results of Operations

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Sales

For the years ended December 31, 2013 and 2012, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Costs of Goods Sold

Cost of goods sold for the years ended December 31, 2013 and 2012 were Nil because there were no sales.

Operating expenses

For the year ended December 31, 2013, the Company’s selling, general and administrative expenses were $1,636,600 compared to $1,415,588 for the year of 2012.  The increase is primarily the result of consulting fees paid towards business development with Makeliving.

Other Income (Expense)

For the year ended December 31, 2013, the Company had $7 of interest income, as compared to $60 of interest income for the prior year, which in 2012 was primarily from our investment in a convertible debenture. In August 2011, the issuer of a convertible debenture held by the Company paid 1,452 troy ounces of gold in exchange for the cancelation of the debenture.  During the year ended December 31, 2013, the Company sold its  gold and previously exchanged purchase rights realizing a net loss on sale of investment of $108,837.

Net Loss

For the year ended December 31, 2013, the Company had a net loss of $1,745,430, or $(0.02) per share, as compared to a net loss of $1,415,528, or $0.01 per share, for the year of 2012.  As described above, we incurred an increase in operating expenses of $221,012 with the development of Makeliving.

Liquidity and Capital Resources

As of December 31, 2013, the Company had cash and cash equivalents of $1,308,442 and a working capital of $765,430.  For the year ended December 31, 2013, the Company used net cash of $1,153,660 from its operating activities primarily from our net loss of $1,745,430, net our loss on sale of investment of $108,837, our decrease in prepaid expenses of $18,869, by our increase in accounts payable of $385,873 and non-cash depreciation of $78,971. By comparison, net cash used in operating activities was $1,211,912 in 2012.

During the year ended December 31, 2013, cash provided by investing activities of $2,480,766 was from proceeds from sale of investment and compared to 2012, the Company used $541 cash in investing activities mainly from purchase of equipment.

During the year ended December 31, 2013, cash flows used in financing activities of $76,728 was from repayments of related party advances as compared to 2012 the cash provided by financing activities was $76,670 from loans from related party.

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

Operating leases

We lease approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $535 per month. In addition, we entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2016, with monthly payments of approximately $5,840 per month.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Scientific Energy, Inc.:

We have audited the accompanying consolidated balance sheet of Scientific Energy Inc. and subsidiaries (the “Company”), as of December 31, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows, for the year ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over finance reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dominic K.F. Chan & Co

Dominic K.F. Chan & Co.

Certified Public Accountants

Hong Kong, March 24, 2014

To the Board of Directors and Audit Committee

Scientific Energy, Inc.

Jersey City, New Jersey

We have audited the accompanying consolidated balance sheet of Scientific Energy, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

April 9, 2013

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 1,308,442	$ 58,205
Prepaid expense and other	7,094	25,963
Total current assets	1,315,536	84,168

Property, plant and equipment, net of accumulated depreciation of $348,495 and $269,623 as of December 31, 2013 and 2012, respectively	3,638	82,666

Other assets:
Deposits	22,077	21,297
Long-term investments	-	518,195
Long-term investments-restricted	-	1,893,406

Total assets	$ 1,341,251	$ 2,599,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 550,106	$ 164,233
Related party loans	-	76,728
Total current liabilities	550,106	240,961

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of December 31, 2013 and 2012	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(5,889,466)	(4,144,036)
Accumulated other comprehensive income	(2,578)	(180,382)
Total stockholders' equity	791,145	2,358,771

Total liabilities and stockholders' equity	$ 1,341,251	$ 2,599,732

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2013	2012
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 1,557,629	$ 1,327,796
Depreciation	78,971	87,792
Total operating expenses	1,636,600	1,415,588

NET LOSS FROM OPERATIONS	(1,636,600)	(1,415,588)

Other income (expense):
Interest income	7	60
Loss on sale of investment	(108,837)	-

Net loss before provision for income taxes	(1,745,430)	(1,415,528)

Income taxes (benefit)	-	-

NET LOSS	$ (1,745,430)	$ (1,415,528)

Net loss per common share, basic and diluted	$ (0.02)	$ (0.01)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852

Comprehensive income (loss):
Net loss	$ (1,745,430)	$ (1,415,528)
Exchange of investment	179,840	139,241
Foreign translation gain (loss)	(2,036)	(7,440)

Comprehensive income (loss)	$ (1,567,626)	$ (1,283,727)

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
TWO YEARS ENDED DECEMBER 31, 2013

					Additional		Other
	Preferred stock		Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2011	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (2,728,508)	$ (312,183)	$ 3,642,498

Unrealized gain from change in fair value of investment	-	-	-	-	-	-	139,241	139,241

Foreign currency transaction loss	-	-	-	-	-	-	(7,440)	(7,440)

Net loss	-	-	-	-	-	(1,415,528)	-	(1,415,528)
Balance, December 31, 2012	-	-	94,915,852	949,159	5,734,030	(4,144,036)	(180,382)	2,358,771

Unrealized loss from change in fair value of investment	-	-	-	-	-	-	179,840	179,840

Foreign currency transaction loss	-	-	-	-	-	-	(2,036)	(2,036)

Net loss	-	-	-	-	-	(1,745,430)	-	(1,745,430)
Balance, December 31, 2013	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (5,889,466)	$ (2,578)	$ 791,145

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012

Net loss	$ (1,745,430)	$ (1,415,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,971	87,792
Loss on sale of investment	108,837	-
Deposits	(780)	(21,281)
Prepaid expenses and other	18,869	(23,684)
Accounts payable and accrued expenses	385,873	160,789
Net cash used in operating activities	(1,153,660)	(1,211,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	2,480,766	-
Purchase of property, plant and equipment	-	(541)
Net cash provided by (used in) investing activities	2,480,766	(541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	76,670
Payments to related party	(76,728)	-
Net cash (used in) provided by financing activities	(76,728)	76,670

Effect of currency rate changes on cash	(141)	(21,573)

Net increase (decrease) in cash and cash equivalents	1,250,237	(1,157,356)
Cash and cash equivalents, beginning of period	58,205	1,215,561

Cash and cash equivalents, end of period	$ 1,308,442	$ 58,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

In December 2013, the Company sold all of its gold bullions on hand and acquired purchase rights to a non-related party as described above for an aggregate of $10,814,713 Hong Kong dollars (approximately US$1,394,475) in cash, which resulted in a realized loss of approximately $108,837 since the gold was acquired in 2011.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.  Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of December 31, 2013 and December 31, 2012, the Company maintained $1,305,537 and $55,546 in foreign bank accounts not subject to FDIC coverage

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at December 31, 2013 and December 31, 2012 were $7.7544 and $7.7509, respectively and average rates of $7.7564 and $7.7567 for the year ended December 31, 2013 and 2012, respectively. The Company uses historical rates for stockholders’ equity accounts.

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The Company has two vehicles that are provided for business and personal use of the Company’s President and CEO.  The net book value of these vehicles was $3,442 and $82,130, as of December 31, 2013 and December 31, 2012, respectively.

Depreciation expense for the years ended December 31, 2013 and 2012 was $78,971 and $87,792, respectively.

Advertising Expense

The Company expenses advertising costs when incurred.  Advertising expenses were $504,436 for the year ended December 31, 2013 and 149,034 for the prior year.

At December 31, 2012, the Company committed 192 gold bullions, approximately USD $2 million, to pay for advertising expense. In December 2013, the Company decided that the remaining unused advertising time would no longer be needed. Therefore, the unused advertising time in the aggregate amount of $7,593,834.93 Hong Kong dollars (approximately US$979,218) was refund in cash (see Investments above).

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

Schedule of Fair Value Measurements

At December 31, 2013:

	Level 1	Level 2	Level 3
	Quoted Price	Significant	Significant
	In Active	Other	Unobservable
	Market for	Observable	Inputs
	Identical Assets	Inputs		Total
Investment – 99 Tael Gold	$-	$-	$-	$-
Total assets measured at fair value	$-	$-	$-	$-

At December 31, 2012:

	Level 1	Level 2	Level 3
	Quoted Price	Significant	Significant
	In Active	Other	Unobservable
	Market for	Observable	Inputs
	Identical Assets	Inputs		Total
Investment – 99 Tael Gold	$2,411,601	$-	$-	$2,411,601
Total assets measured at fair value	$2,411,601	$-	$-	$2,411,601

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2013 and 2012.

Schedule of Earnings (Loss) Per Share

	Year Ended 12/31/2013	Year Ended 12/31/2112
Numerator - basic and diluted
Net loss	$(1,745,430)	$(1,415,528)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,852	94,915,852
Loss per common share — basic and diluted	$(0.02)	$(0.01)

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

For the year ended December 31, 2013, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2013, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $5,150,000, expiring in the year 2033, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2013 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2013, the significant components of the deferred tax assets (liabilities) are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2013	December 31, 2012

Net operating loss carryforward	$(1,745,430)	$(1,415,582)
Loss on investment	108,837	-
Inventory obsolescence	-	-

Total deferred tax assets	(1,636,593)	(1,415,582)
Valuation allowance	1,636,593	1,415,582
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized no provision for foreign income taxes.

Rate Reconciliation:	December 31, 2013	December 31, 2012

Book losses (worldwide) at federal statutory rate (35%)	$(572,808)	$(495,456)
Book loss at state rate, net of federal benefit	(73,647)	(63,701)
Excluded tax gains/losses – foreign		-
Change in valuation allowance	646,455	559,157
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2013 and 2012.  Tax years from 2010 through 2013 are open to examination by the taxing authorities.

NOTE 3 – PROPERTY AND EQUIPMENT

Furniture and equipment as of December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	344,427	344,583
Less: accumulated depreciation	(348,495)	(269,623)

	$3,638	$82,666

Depreciation expense for the years ended December 31, 2013 and 2012 was $78,971 and $87,792, respectively.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2013, there were 94,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2013, Kelton Capital Group Ltd. owned 31,190,500 shares or 32.9% of the Company’s common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

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

Operating leases

The Company leases approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $535 per month. In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2016, with monthly payments of approximately $5,840 per month.

During the years ended December 31, 2013 and 2012, rent expense was $116,242 and $70,191, respectively

Future minimum lease payments under the operating lease are as follows:

Year Ending December 31,
2014	$48,726
2015	42,886
$91,612

Litigation

The Company may be subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2013.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous Independent Accountants

On January 24, 2014, the Company dismissed Anderson Bradshaw PLLC (“Anderson Bradshaw”) as its independent accountant.  None of the reports of Anderson Bradshaw, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  The decision to change independent accountants was approved by our Board of Directors on January 24, 2014.

During the Company’s 2012 fiscal year, and subsequent interim periods, the Company has had no disagreements with Anderson Bradshaw, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anderson Bradshaw, would have caused it to make reference to the subject matter of such disagreements in its report on the financial statements of the Company for such periods.

During our two most recent fiscal years and through the date of this report on Form 8-K, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

 (b) New Independent Accountants

Our Board of Directors appointed Dominic K.F. Chan & Co., Certified Public Accountants (Practicing) (“Dominic”) as our new independent registered public accounting firm effective as of January 24, 2014.  During the two most recent fiscal years and through the date of our engagement, we did not consult with Dominic regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-1992) and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies, also issued by COSO.

Based on our evaluation of our internal controls as of December 31, 2013, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	59	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred		All
Name and				Stock	Option	Plan	Compensation		Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings		Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)		($)	($)
Stanley Chan	2013	-	-	-	-	-	-		-	$-
CEO and	2012	-	-	-	-	-	-	(1)	25,000	$25,000
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2013, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 24, 2014, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Management

As of March 28, 2014, no director, nominee and executive officer of the Company owned the security of the Company.

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Anderson Bradshaw PLLC (“Anderson Bradshaw”) for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$12,000	$40,000
Audit-Related Fees	-	-
Tax Fees	-	3,000

Total Fees	$12,000	$43,000

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements included in our Form 10-Q.

(2)  Audit related fees.  None.

(3)  Tax fees.   Tax return preparation.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

The following is a summary of the fees billed to us by Dominic K.F Chan & Co., CPAs for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$31,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$31,000	$-

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements.

(2)  Audit related fees.  None.

(3)  Tax fees.   None.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company.  The Board approved of 100% of the services provided by the independent accountant in 2013 and 2012.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

2.1

Share Purchase Agreement dated April 13, 2006, by and among by Todd Crosland,   Jana Meyer, Mark Clawson, Dale Gledhill and Kelton Capital Group Limited. (incorporated by reference to the registrant’s Current report on Form 8-K filed on April 20, 2006)

3.1	Amended Articles of Incorporation dated January 25, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report Form 10-KSB filed on April 19, 2007)

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.2(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the registrant's Annual Report on Form 10-K filed on April 8, 2010).

31.1	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1	Section 1350 Certifications of CEO and CFO
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date：	SCIENTIFIC ENERGY, INC.

March 28, 2014	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2014	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director