Form 10-Q
period 2014-06-30
SCIENTIFIC ENERGY INC
filed 2014-07-29
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,852 shares of common stock, par value $0.01, as of July 24, 2014.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,111,966	$ 1,308,442
Prepaid expense and other	13,273	7,094
Total current assets	1,125,239	1,315,536

Property, plant and equipment, net of accumulated depreciation of $352,016 and $348,495 as of June 30, 2014 and December 31, 2013, respectively	-	3,638

Other assets:
Deposits	12,719	22,077

Total assets	$ 1,137,958	$ 1,341,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 851,352	$ 550,106
Total current liabilities	851,352	550,106

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of June 30, 2014 and December 31, 2013	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(6,390,859)	(5,889,466)
Accumulated other comprehensive income	(5,724)	(2,578)
Total stockholders' equity	286,606	791,145

Total liabilities and stockholders' equity	$ 1,137,958	$ 1,341,251

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 234,671	$ 411,798	$ 497,805	$ 817,200
Depreciation	-	21,734	3,638	43,543
Total operating expenses	234,671	433,532	501,443	860,743

NET LOSS FROM OPERATIONS	(234,671)	(433,532)	(501,443)	(860,743)

Other income (expense):
Interest income	25	2	50	3

Net loss before provision for income taxes	(234,646)	(433,530)	(501,393)	(860,740)

Income taxes (benefit)	-	-	-	-

NET LOSS	$ (234,646)	$ (433,530)	$ (501,393)	$ (860,740)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852	94,915,852	94,915,852

Comprehensive income (loss):
Net loss	$ (234,646)	$ (433,530)	$ (501,393)	$ (860,740)
Exchange of investment	-	(485,597)	-	(569,452)
Foreign translation gain (loss)	647	109,146	(3,146)	105,113

Comprehensive income (loss)	$ (233,999)	$ (809,981)	$ (504,539)	$ (1,325,079)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013

Net loss	$ (501,393)	$ (860,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,638	43,543
Prepaid expenses and other	3,188	(8,521)
Accounts payable and accrued expenses	301,245	694,239
Deferred revenue	-	103,111
Net cash used in operating activities	(193,322)	(28,368)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of advances from related party	-	(31,540)
Net cash used in financing activities	-	(31,540)

Effect of currency rate changes on cash	(3,154)	55,620

Net (decrease) in cash and cash equivalents	(196,476)	(4,288)
Cash and cash equivalents, beginning of period	1,308,442	58,205

Cash and cash equivalents, end of period	$ 1,111,966	$ 53,917

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

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

As of June 30, 2014 and December 31, 2013, the Company maintained $1,053,715 and $1,305,537 in foreign bank accounts not subject to FDIC coverage

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at June 30, 2014 and December 31, 2013 were $7.7511 and $7.7544, respectively and average rates of $7.7557 and $7.7586 for the six months ended June 30, 2014 and 2013, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for business and personal use of the Company’s President and CEO.  The net book value of these vehicles was $-0- and $3,442, as of June 30, 2014 and December 31, 2013, respectively.

Depreciation expense for the three and six months ended June 30, 2014 was $3,638 and $3,638, respectively; and for the three and six months ended June 30, 2013 was $21,734 and $43,543, respectively.

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising expenses were $-0- for the three and six months ended June 30, 2014; and for the three and six months ended June 30, 2013 was $128,400 and $273,167, respectively.

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

Earnings (Loss) Per Share

Earnings Per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2014 and 2013.

SCHEDULE OF EARNINGS (LOSS) PER SHARE

	Three Months Ended June, 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Numerator-basic and diluted
Net loss	$(234,646)	$(433,530)	$(501,393)	$(860,740)
Denominator
Weighted average number of common shares outstanding-basic and diluted	94,915,852	94,915,852	94,915,852	94,915,852

Loss per common share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Furniture and equipment as of June 30, 2014 and December 31, 2013 is summarized as follows:

	6/30/2014	12/31/2013
Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	344,310	344,427
Less: accumulated depreciation	(352,016)	(348,495)

	$-	$3,638

Depreciation expense for the three and six months ended June 30, 2014 was $3,638 and $3,638, respectively; and for the three and six months ended June 30, 2013 was $21,734 and $43,543, respectively.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2014, there were 94,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of June 30, 2014, Kelton Capital Group Ltd. owned 31,190,500 shares or 32.9% of the Company’s common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating leases

We lease approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $550 per month. In addition, we entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2016, with monthly payments of approximately $5,840 per month.

During the six months ended June 30, 2014 and 2013, rent expense was $27,179 and $56,846, respectively

Consulting agreements

(1) Consulting Agreement with Tsui Siu Ting: On January 1, 2010, the Company entered into a Consulting Agreement with Tsui Siu Ting.  Under the Agreement, Mr. Tsui shall serve as a business advisor to the Company, on a non-exclusive basis, and render such advice and services to the Company as may be reasonably requested or assigned by the Company, including, without limitation, new business development and marketing activities in China and Hong

Kong.  In consideration for his services, the Company agrees to pay to Mr. Tsui a monthly fee of $20,000 Hong Kong dollars (approximately US$2,580). The term of this agreement is five years.

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

Results of Operations

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Sales

For the three months ended June 30, 2014 and 2013, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Operating expenses

For the three months ended June 30, 2014 and 2013, the Company’s selling, general and administrative expenses were $234,671 compared to $411,798 for the same period of the previous year.  The decrease is primarily the result of advertising, consulting fees paid and other costs relating to business development with Makeliving in 2013.

Other Income (Expense)

For the three months ended June 30, 2014, the Company had $25 of interest income, as compared to $2 of interest income for the same period last year.

Net Loss

For the three months ended June 30, 2014, we had a net loss of $234,646, or $(0.00) per share, as compared to a net loss of $433,530, or $(0.00) per share, for the same period of 2013.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Sales

For the six months ended June 30, 2014 and 2013, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Operating expenses

For the six months ended June 30, 2014 and 2013, the Company’s selling, general and administrative expenses were $497,805 compared to $817,200 for the same period of the previous year.  The decrease is primarily the result of advertising, consulting fees paid and other costs relating to business development with Makeliving in 2013.

Other Income (Expense)

For the six months ended June 30, 2014, the Company had $50 of interest income, as compared to $3 of interest income for the same period last year.

Net Loss

For the six months ended June 30, 2014, we had a net loss of $501,393, or $(0.01) per share, as compared to a net loss of $860,740, or $(0.01) per share, for the same period of 2013.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash and cash equivalents of $1,111,966 and a working capital of $273,887.  For the six months ended June 30, 2014, the Company used net cash of $193,322 from its operating activities primarily from our net loss of $501,393, adjusted for our decrease in prepaid expenses of $3,188, and our increase in accounts payable of $301,245. By comparison, net cash used by operating activities was $28,368 for the same period of 2013.

During the six months ended June 30, 2014 and 2013, we did not have any investing activities.

During the six months ended June 30, 2014 we did not have any financing activities. Financing activities was comprised of repayments of advances from related party of $31,540 for the six months ended June 30, 2013.

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

Operating leases

We lease approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $550 per month. In addition, we entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2016, with monthly payments of approximately $5,840 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

July 28, 2014