Form 10-K
period 2014-12-31
SCIENTIFIC ENERGY INC
filed 2015-03-23
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   94,915,852 shares of the registrant’s common stock were outstanding as of March 10, 2015.

PART I

Item 1.  BUSINESS

Background

Scientific Energy, Inc. (the “Company”) was incorporated under the laws of the State of Utah on May 30, 2001. Prior to April 2006, the Company had endeavored to develop and manufacture various energy generation devices and energy efficient mechanisms.  The current business plan of the Company is to engage in a business of e-commerce platform.

In January 2008, the Company entered into a joint venture agreement with China Resources Development Group Ltd., a Hong Kong company.  Under the agreement, a joint venture company, Kabond Investments Ltd (the “JVC”), was established in Hong Kong, and the Company invested $39.6 million Hong Kong dollars (approximately $5.09 million) into the JVC for 72% of the JVC’s capital shares, and China Resources Development Group Ltd., jointly with its partner, invested $15.4 million Hong Kong dollars (approximately $1.98 million) into the JVC to receive 28% of the JVC’s capital shares.  In December 2008, all equity interest of the JVC owned by the Company was sold to a third party for $39.6 million Hong Kong dollars (approximately $5,109,743).

In January 2009, the Company through its wholly-owned subsidiary, PDI Global Limited (a British Virgin Islands corporation, “PDI”), entered into a joint venture agreement with China Resources Development Group Ltd.  Under the agreement, the Company agreed to invest $43,040,000 Hong Kong dollars (approximately $5.55 million) into a joint venture company Sinoforte Ltd. in Hong Kong (“Sinoforte”).  The Company got 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, approximately $1,318,967, and another investor invested  $538,000 Hong Kong dollars, or approximately $69,419, into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively.  The main business of Sinoforte was trading mineral products such as graphite produced in China.  In June 2009 and September 2009, respectively, China Resources and the other minority investor cancelled their investments in Sinoforte, and the full amount of their original investments was returned.  As a result, Sinoforte became a wholly-owned subsidiary of PDI.

The Company has not been involved in any bankruptcy, receivership or similar proceeding.

Business

The Company conducts business primarily through its wholly owned subsidiary Sinoforte Ltd., a Hong Kong corporation.

From 2009 to 2011, the Company operated primarily as a merchant, buying and selling various type and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite. As a merchant, the Company acted as a reseller. It purchased graphite products in bulk, primarily from graphite producers, and resold them, either in bulk or in smaller quantities (in either case, without further processing), to various small and mid-sized customers.  In 2011, due to the unstable and intermittent graphite supplies, shrinking profit margin and risk of loss, the Company creased its wholesale of graphite products and decided to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com” ("Makeliving"), which provides an e-commerce platform, where registered members can exchange goods and services.

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

Employees

As of December 31, 2014, the Company has five employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with its employees to be satisfactory.

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

Since inception we have never been profitable.  There can be no guarantee that we will ever be profitable.  For the year ended and as of December 31, 2014, the Company had net losses of $972,380 and had accumulated deficit of $6,861,846.  There is no assurance that we will be successful in reaching or maintaining profitable operations.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

The functional currency of our operations in Hong Kong is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2014 and 2013 and through this date, there has not been significant fluctuation in exchange rates between Hong Kong dollars and US dollars. However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Any future significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the year ended December 31, 2014, the rent was $550 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2016. The space is approximately 770 square feet, and the rent is approximately $3,780 per month.

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

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Pink marketplace under symbol "SCGY", and has been traded very thinly and infrequently. Accordingly, we are not including a history of reported trades in the public market through December 31, 2014.

Holders

As of March 10, 2015, we had approximately 240 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2014.

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

Results of Operations

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Sales

For the years ended December 31, 2014 and 2013, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Costs of Goods Sold

Cost of goods sold for the years ended December 31, 2014 and 2013 were Nil because there were no sales.

Operating expenses

For the year ended December 31, 2014, the Company’s operating expenses were $972,454 compared to $1,636,600 for the year of 2013.  The decrease is primarily the result of reduced consulting fees paid towards business development with Makeliving in 2014.

Other Income (Expense)

For the year ended December 31, 2014, the Company had $74 of interest income, as compared to $7 of interest income for the prior year, which in 2013. In August 2011, the issuer of a convertible debenture held by the Company paid 1,452 troy ounces of gold in exchange for the cancelation of the debenture.  During the year ended December 31, 2013, the Company sold its  gold and previously exchanged purchase rights realizing a net loss on sale of investment of $108,837.

Net Loss

For the year ended December 31, 2014, the Company had a net loss of $972,380, or $(0.01) per share, as compared to a net loss of $1,745,430, or $(0.02) per share, for the year of 2013.

Liquidity and Capital Resources

As of December 31, 2014, the Company had cash and cash equivalents of $940,649 and a working capital deficit of $195,297.  For the year ended December 31, 2014, the Company used net cash of $366,762 from its operating activities primarily from our net loss of $972,380 and increase in our prepaid expenses of $7,385, net by depreciation of $3,638, our increase in accounts payable of $600,319 and a decrease in deposits of $9,046. By comparison, net cash used in operating activities was $1,153,660 in 2013.

During the year ended December 31, 2014, we did not have any investing activities as compared to 2013 where cash provided of $2,480,766 was from proceeds from sale of investment.

During the year ended December 31, 2014, we did not have any financing activities as compared to 2013 where cash used in financing activities of $76,728 was from repayments of related party advances.

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

Contractual Obligations

Consulting agreements

(1) Consulting Agreement with Tsui Siu Ting: On January 1, 2010, we entered into a Consulting Agreement with Tsui Siu Ting.  Under the Agreement, Mr. Tsui shall serve as a business advisor to the Company, on a non-exclusive basis, and render such advice and services to us as may be reasonably requested or assigned by us, including, without limitation, new business development and marketing activities in China and Hong Kong.  In consideration for his services, we agree to pay to Mr. Tsui a monthly fee of $20,000 Hong Kong dollars (approximately $2,564). The term of this agreement is five years.

(2) Consulting Agreement with GHL International.  On November 18, 2011, we entered into a Consulting and Service Agreement with GHL International Ltd.  Pursuant to the Agreement, GHL shall provide us and our subsidiaries with a service of designing, developing, marketing and technical support, as well as other services, to our Makeliving.com website. In consideration of GHL’s services, we agree to pay to GHL a fee of $50,000 per month. The term of this Agreement was two years ending on December 31, 2014.

Operating leases

We lease approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $550 per month. In addition, we entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2016, with monthly payments of approximately $3,780 per month.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Scientific Energy, Inc.:

We have audited the consolidated accompanying balance sheets of Scientific Energy Inc. and subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years ended December 31, 2014 and 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Dominic K.F. Chan & Co.

Dominic K.F. Chan & Co.

Certified Public Accountants

Hong Kong, March 10, 2015

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$ 940,649	$ 1,308,442
Prepaid expense and other	14,479	7,094
Total current assets	955,128	1,315,536

Property, plant and equipment, net of accumulated depreciation of $351,998 and $348,495 as of December 31, 2014 and 2013, respectively	-	3,638

Other assets:
Deposits	13,031	22,077

Total assets	$ 968,159	$ 1,341,251

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 1,150,425	$ 550,106
Total current liabilities	1,150,425	550,106

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of December 31, 2014 and 2013	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(6,861,846)	(5,889,466)
Accumulated other comprehensive loss	(3,609)	(2,578)
Total stockholders' (deficit) equity	(182,266)	791,145

Total liabilities and stockholders' (deficit) equity	$ 968,159	$ 1,341,251

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2014	2013
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 968,816	$ 1,557,629
Depreciation	3,638	78,971
Total operating expenses	972,454	1,636,600

NET LOSS FROM OPERATIONS	(972,454)	(1,636,600)

Other income (expense):
Interest income	74	7
Loss on sale of investment	-	(108,837)

Net loss before provision for income taxes	(972,380)	(1,745,430)

Income taxes (benefit)	-	-

NET LOSS	$ (972,380)	$ (1,745,430)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.02)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852

Comprehensive loss:
Net loss	$ (972,380)	$ (1,745,430)
Exchange of investment	-	179,840
Foreign translation loss	(1,031)	(2,036)

Comprehensive loss	$ (973,411)	$ (1,567,626)

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
TWO YEARS ENDED DECEMBER 31, 2014
							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, January 1, 2013	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (4,144,036)	$ (180,382)	$ 2,358,771

Unrealized loss from change in fair value of investment	-	-	-	-	-	-	179,840	179,840

Foreign currency transaction loss	-	-	-	-	-	-	(2,036)	(2,036)

Net loss	-	-	-	-	-	(1,745,430)	-	(1,745,430)
Balance, December 31, 2013	-	-	94,915,852	949,159	5,734,030	(5,889,466)	(2,578)	791,145

Foreign currency transaction loss	-	-	-	-	-	-	(1,031)	(1,031)

Net loss	-	-	-	-	-	(972,380)	-	(972,380)
Balance, December 31, 2014	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (6,861,846)	$ (3,609)	$ (182,266)

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013

Net loss	$ (972,380)	$ (1,745,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,638	78,971
Loss on sale of investment	-	108,837
Deposits	9,046	(780)
Prepaid expenses and other	(7,385)	18,869
Accounts payable and accrued expenses	600,319	385,873
Net cash used in operating activities	(366,762)	(1,153,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	2,480,766
Net cash provided in investing activities	-	2,480,766

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to related party	-	(76,728)
Net cash used in financing activities	-	(76,728)

Effect of currency rate changes on cash	(1,031)	(141)

Net (decrease) increase in cash and cash equivalents	(367,793)	1,250,237
Cash and cash equivalents, beginning of period	1,308,442	58,205

Cash and cash equivalents, end of period	$ 940,649	$ 1,308,442

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non-cash investing and financing activities:	$ -	$ -

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated significant revenues since 2011 and is unlikely to generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. The management will seek to raise funds from shareholders.

For the year ended December 31, 2014, the Company since inception has generated no revenues and has incurred an accumulated deficit $6,861,846. As of December 31, 2014, its current assets exceed its current liabilities by $195,297 which may not be sufficient to pay for the operating expenses in next 12 months. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

Long-Term Investments

In 2011, the Company held certain long-term investment, comprising of 242 gold bullions, 5 tael per bullion, for a total of 1,210 tael, which were in exchange for the cancelation of the debenture on August 26, 2011.  The Company recorded the fair value of the gold received as of August 26, 2011 of $2,577,474 realizing a gain on exchange of long-term investments of $769,748 in fiscal 2011.

Since the investment in gold was considered a commodity in which the fair value is readily determinable, the recorded carrying value is reviewed each reporting period and adjusted to the underlying market price as other comprehensive income or loss.

In December 2013, the Company sold all of its gold bullions on hand to a non-related party for an aggregate of $10,814,713 Hong Kong dollars (approximately $1,394,475) in cash, which resulted in a realized loss of approximately $108,837 since the gold was acquired in 2011.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.  Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of December 31, 2014 and December 31, 2013, the Company maintained $894,280 and $1,305,537 in foreign bank accounts not subject to FDIC coverage

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

The financial statements were presented in US Dollars except as other specified.

The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within stockholders’ equity (deficit).  Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

The conversion rates of Hong Kong Dollars (“HKD”) to USD at December 31, 2014 and December 31, 2013 were $7.7574 and $7.7544, respectively and average rates of $7.7544 and $7.7564 for the year ended December 31, 2014 and 2013, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

The Company has two vehicles that are provided for business and personal use of the Company’s President and CEO.  The net book value of these vehicles was $-0- and $3,422, as of December 31, 2014 and December 31, 2013, respectively.

Depreciation expense for the years ended December 31, 2014 and 2013 was $3,638 and $78,971, respectively.

Advertising Expense

The Company expenses advertising costs when incurred.  Advertising expenses were $-0- for the year ended December 31, 2014 and $504,436 for the prior year.

At December 31, 2012, the Company committed 192 gold bullions, approximately USD $2 million, to pay for advertising expense. In December 2013, the Company decided that the remaining unused advertising time would no longer be needed. Therefore, the unused advertising time in the aggregate amount of $7,593,834.93 Hong Kong dollars (approximately $979,218) was refund in cash.

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

Level 1 —	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 —	Other inputs that is directly or indirectly observable in the marketplace.
Level 3 —	Unobservable inputs which are supported by little or no market activity.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2014 and 2013.

Schedule of Earnings (Loss) Per Share

	Year Ended 12/31/2014	Year Ended 12/31/2113
Numerator - basic and diluted
Net loss	$(972,380)	$(1,745,430)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,852	94,915,852
Loss per common share — basic and diluted	$(0.01)	$(0.02)

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s consolidated financial statements.

In July 2014, the Company adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s consolidated financial statements.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

For the year ended December 31, 2014, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2014, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $6,100,000, expiring in the year 2034, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2014 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2014, the significant components of the deferred tax assets (liabilities) are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2014	December 31, 2013

Net operating loss carryforward	$(972,380)	$(1,745,430)
Loss on investment	-	108,837
Inventory obsolescence	-	-

Total deferred tax assets	(972,380)	(1,636,593)
Valuation allowance	972,380	1,636,593
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized no provision for foreign income taxes.

Rate Reconciliation:	December 31, 2014	December 31, 2013

Book losses (worldwide) at federal statutory rate (35%)	$340,333	$(572,808)
Book loss at state rate, net of federal benefit	(41,029)	(73,647)
Excluded tax gains/losses – foreign		-
Change in valuation allowance	299,304	646,455
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2014 and 2013.  Tax years from 2010 through 2014 are open to examination by the taxing authorities.

NOTE 3 – PROPERTY AND EQUIPMENT

Furniture and equipment as of December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	344,292	344,427
Less: accumulated depreciation	(351,998)	(348,495)

	$-	$3,638

Depreciation expense for the years ended December 31, 2014 and 2013 was $3,638 and $78,971, respectively.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2014, there were 94,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2014, Kelton Capital Group Ltd. owned 31,190,500 shares or 32.9% of the Company’s common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Consulting agreements

(1) Consulting Agreement with Tsui Siu Ting: On January 1, 2010, the Company entered into a Consulting Agreement with Tsui Siu Ting.  Under the Agreement, Mr. Tsui shall serve as a business advisor to the Company, on a non-exclusive basis, and render such advice and services to the Company as may be reasonably requested or assigned by the Company, including, without limitation, new business development and marketing activities in China and Hong Kong.  In consideration for his services, the Company agrees to pay to Mr. Tsui a monthly fee of $20,000 Hong Kong dollars (approximately $2,564). The term of this agreement is five years.

(2) Consulting Agreement with GHL International.  On November 18, 2011, the Company entered into a Consulting and Service Agreement with GHL International Ltd.  Pursuant to the Agreement, GHL shall provide the Company and its subsidiaries with a service of designing, developing, marketing and technical support, as well as other services, to the Company’s Makeliving.com website. In consideration of GHL’s services, the Company agrees to pay to GHL a fee of $50,000 per month. The term of this Agreement was two years ending on December 31, 2014.

Operating leases

The Company leases approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $550 per month.  In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2016, with monthly payments of approximately $3,780 per month.

During the years ended December 31, 2014 and 2013, rent expense was $51,932 and $116,242, respectively

Future minimum lease payments under the operating lease are as follows:

Year Ending December 31,
2015	$42,897
-
$42,897

Litigation

The Company may be subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2014.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on our evaluation of our internal controls as of December 31, 2014, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	60	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2014	-	-	-	-	-	-	-	$-
CEO and	2013	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2014, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 10, 2015, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Management

As of March 10, 2015, no director, nominee and executive officer of the Company owned the security of the Company.

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Dominic K.F Chan & Co., CPAs for professional services rendered for the fiscal years ended December 31, 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$43,000	$31,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$43,000	$31,000

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements included in our Form 10-Q.

(2)  Audit related fees.  None.

(3)  Tax fees.   Tax return preparation.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company.  The Board approved of 100% of the services provided by the independent accountant in 2014 and 2013.

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

Date：	SCIENTIFIC ENERGY, INC.

March 20, 2015	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 20, 2015	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director