Form 10-Q
period 2015-09-30
SCIENTIFIC ENERGY INC
filed 2015-11-12
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,852 shares of common stock, par value $0.01, as of November 5, 2015.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 6.	Exhibits	13

SIGNATURES		14

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 635,784	$ 940,649
Prepaid expense and other	12,142	14,479
Total current assets	647,926	955,128

Property, plant and equipment, net of accumulated depreciation of $172,960 and $351,998 as of September 30, 2015 and December 31, 2014, respectively	-	-

Other assets:
Deposits	13,043	13,031

Total assets	$ 660,969	$ 968,159

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,150,025	$ 1,150,425
Total current liabilities	1,150,025	1,150,425

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of September 30, 2015 and December 31, 2014	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(7,168,931)	(6,861,846)
Accumulated other comprehensive loss	(3,314)	(3,609)
Total stockholders' deficit	(489,056)	(182,266)

Total liabilities and stockholders' deficit	$ 660,969	$ 968,159

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 109,848	$ 231,733	$ 332,894	$ 729,538
Depreciation	-	-	-	3,638
Total operating expenses	109,848	231,733	332,894	733,176

NET LOSS FROM OPERATIONS	(109,848)	(231,733)	(332,894)	(733,176)

Other income (expense):
Interest income	4	19	12	69
Gain on sale of vehicle	-	-	25,797	-

Net loss before provision for income taxes	(109,844)	(231,714)	(307,085)	(733,107)

Income taxes (benefit)	-	-	-	-

NET LOSS	$ (109,844)	$ (231,714)	$ (307,085)	$ (733,107)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852	94,915,852	94,915,852

Comprehensive loss:
Net loss	$ (109,844)	$ (231,714)	$ (307,085)	$ (733,107)
Foreign translation gain (loss)	192	(1,667)	295	(4,813)

Comprehensive loss	$ (109,652)	$ (233,381)	$ (306,790)	$ (737,920)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014

Net loss	$ (307,085)	$ (733,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	3,638
Gain on sale of equipment	(25,797)	-
Prepaid expense and other	2,348	3,570
Accounts payable and accrued expenses	(400)	449,896
Net cash used in operating activities	(330,934)	(276,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	25,797	-
Net cash provided by investing activities	25,797	-

Effect of currency rate changes on cash	272	(4,787)

Net decrease in cash and cash equivalents	(304,865)	(280,790)
Cash and cash equivalents, beginning of period	940,649	1,308,442

Cash and cash equivalents, end of period	$ 635,784	$ 1,027,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non-cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

For the nine months ended September 30, 2015, the Company has generated no revenues and from inception to date has incurred an accumulated deficit $7,168,931. As of September 30, 2015, its current liabilities exceeded its current assets by $502,099. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements into the 2016 year; but not the next 12 months. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2015.

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

As of September 30, 2015 and December 31, 2014, the Company maintained $615,856 and $894,280 in foreign bank accounts not subject to FDIC coverage

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at September 30, 2015 and December 31, 2014 were $7.7500 and $7.7574, respectively and average rates of $7.753 and $7.754 for the nine months ended September 30, 2015 and 2014, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising expenses were nil and nil for the three and nine months ended September 30, 2015 and 2014, respectively.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2015 and 2014.

SCHEDULE OF EARNINGS (LOSS) PER SHARE

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Numerator-basic and diluted
Net loss	$(109,844)	$(231,714)	$(307,085)	$(733,107)
Denominator
Weighted average number of common shares outstanding-basic and diluted	94,915,852	94,915,852	94,915,852	94,915,852

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Furniture and equipment as of September 30, 2015 and December 31, 2014 is summarized as follows:

	9/30/2015	12/31/2014
Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	165,254	344,292
Less: accumulated depreciation	(172,960)	(351,998)

	$-	$-

During the nine months ended September 30, 2015, the Company sold a vehicle at nil net book value for net proceeds (and gain) of $25,797 ($200,000 HKD).

Depreciation expense for the three and nine months ended September 30, 2015 was nil and nil, respectively.  For the three and nine months ended September 30, 2014 was nil and $3,638, respectively.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2015, there were 94,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2015, Kelton Capital Group Ltd. owned 31,190,500 shares or 32.9% of the Company’s common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

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

Results of Operations

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Sales

For the three months ended September 30, 2015 and 2014, the Company generated no sales.

Operating expenses

For the three months ended September 30, 2015 and 2014, the Company’s selling, general and administrative expenses were $109,848 compared to $231,733 for the same period of the previous year.  The decrease is primarily the result of less consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the three months ended September 30, 2015, the Company had $4 of interest income, as compared to $19 of interest income for the same period last year.

Net Loss

For the three months ended September 30, 2015, the Company had a net loss of $109,844, or $(0.00) per share, as compared to a net loss of $231,714, or $(0.00) per share, for the same period of 2014.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Sales

For the nine months ended September 30, 2015 and 2014, the Company generated no sales.

Operating expenses

For the nine months ended September 30, 2015 and 2014, the Company’s selling, general and administrative expenses were $332,894 compared to $729,538 for the same period of the previous year.  The decrease is primarily the result of less consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the nine months ended September 30, 2015, the Company had $12 of interest income, as compared to $69 of interest income for the same period last year.

During the nine months ended September 30, 2015, the Company sold equipment at nil net book value for net proceeds (and gain) of $25,797 ($200,000 HKD).

Net Loss

For the nine months ended September 30, 2015, the Company had a net loss of $307,085, or $(0.00) per share, as compared to a net loss of $733,107, or $(0.01) per share, for the same period of 2014.

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash and cash equivalents of $635,784 and a working capital deficit of $502,099.  For the nine months ended September 30, 2015, the Company used net cash of $330,934 from its operating activities primarily from our net loss of $307,085, adjusted for our decrease in prepaid expenses of $2,348 net with our gain on equipment sales of $25,797 and our decrease in accounts payable of $400.  By comparison, net cash used by operating activities was $276,003 for the same period of 2014.

During the nine months ended September 30, 2015, investing activities was $25,797 from proceeds from the sale of equipment as compared to no investing activities for the same period, last year.

During the nine months ended September 30, 2015 and 2014, there were no financing activities. .

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 5, 2015