Form 10-K
period 2015-12-31
SCIENTIFIC ENERGY INC
filed 2016-03-25
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $1.60 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   94,915,852 shares of the registrant’s common stock were outstanding as of March 24, 2016.

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

Employees

As of December 31, 2015, the Company has six employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with its employees to be satisfactory.

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

Since inception we have never been profitable.  There can be no guarantee that we will ever be profitable.  For the year ended and as of December 31, 2015, the Company had net losses of $397,017 and had accumulated deficit of $7,258,863.  There is no assurance that we will be successful in reaching or maintaining profitable operations.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

The functional currency of our operations in Hong Kong is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2015 and 2014 and through this date, there has not been significant fluctuation in exchange rates between Hong Kong dollars and US dollars. However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Any future significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the year ended December 31, 2015, the rent was $565 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2016. The space is approximately 770 square feet, and the rent is approximately $3,780 per month.

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

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Pink marketplace under symbol "SCGY", and has been traded very thinly and infrequently. Accordingly, we are not including a history of reported trades in the public market through December 31, 2015.

Holders

As of March 9, 2016, we had approximately 240 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2015.

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

Results of Operations

For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Sales

For the years ended December 31, 2015 and 2014, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Costs of Goods Sold

Cost of goods sold for the years ended December 31, 2015 and 2014 were Nil because there were no sales.

Operating expenses

For the year ended December 31, 2015, the Company’s operating expenses were $422,831 compared to $968,816 for the year of 2014.  The decrease is primarily the result of reduced consulting fees paid towards business development with Makeliving in 2015.

Other Income (Expense)

For the year ended December 31, 2015, the Company had $15 of interest income, as compared to $74 of interest income for the same period last year.

During the year ended December 31, 2015, the Company sold equipment at nil net book value for net proceeds (and gain) of $25,799 ($200,000 HKD).

Net Loss

For the year ended December 31, 2015, the Company had a net loss of $397,017, or $(0.00) per share, as compared to a net loss of $972,380, or $(0.01) per share, for the year of 2014.

Liquidity and Capital Resources

As of December 31, 2015, the Company had cash and cash equivalents of $548,711 and a working capital deficit of $593,039.  For the year ended December 31, 2015, the Company used net cash of $417,811 from its operating activities primarily from our net loss of $397,017, increase in our deposits of $799 and gain on sale of equipment of $25,799, net our increase in accounts payable of $1,469 and a decrease in prepaid expenses of $4,335. By comparison, net cash used in operating activities was $366,762 in 2014.

During the year ended December 31, 2015, investing activities was $25,799 from proceeds from the sale of equipment as compared to no investing activities for the same period, last year.

During the year ended December 31, 2015 and 2014, there were no financing activities. .

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Scientific Energy, Inc.:

We have audited the consolidated accompanying balance sheets of Scientific Energy Inc. and subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years ended December 31, 2015 and 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Dominic K.F. Chan & Co.

Dominic K.F. Chan & Co.

Certified Public Accountants

Hong Kong, March 22, 2016

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$ 548,711	$ 940,649
Prepaid expense and other	10,144	14,479
Total current assets	558,855	955,128

Property, plant and equipment, net of accumulated depreciation of $173,019 and $351,998 as of December 31, 2015 and 2014, respectively	-	-

Other assets:
Deposits	13,830	13,031

Total assets	$ 572,685	$ 968,159

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,151,894	$ 1,150,425
Total current liabilities	1,151,894	1,150,425

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of December 31, 2015 and 2014	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(7,258,863)	(6,861,846)
Accumulated other comprehensive loss	(3,535)	(3,609)
Total stockholders' deficit	(579,209)	(182,266)

Total liabilities and stockholders' deficit	$ 572,685	$ 968,159

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2015	2014
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 422,831	$ 968,816
Depreciation	-	3,638
Total operating expenses	422,831	972,454

NET LOSS FROM OPERATIONS	(422,831)	(972,454)

Other income (expense):
Interest income	15	74
Gain on sale of equipment	25,799	-

Net loss before provision for income taxes	(397,017)	(972,380)

Income taxes (benefit)	-	-

NET LOSS	$ (397,017)	$ (972,380)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.01)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852

Comprehensive loss:
Net loss	$ (397,017)	$ (972,380)
Foreign translation gain (loss)	74	(1,031)

Comprehensive loss	$ (396,943)	$ (973,411)

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2015
							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, January 1, 2014	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (5,889,466)	$ (2,578)	$ 791,145

Foreign currency transaction loss	-	-	-	-	-	-	(1,031)	(1,031)

Net loss	-	-	-	-	-	(972,380)	-	(972,380)
Balance, December 31, 2014	-	-	94,915,852	949,159	5,734,030	(6,861,846)	(3,609)	(182,266)

Foreign currency transaction gain	-	-	-	-	-	-	74	74

Net loss	-	-	-	-	-	(397,017)	-	(397,017)
Balance, December 31, 2015	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (7,258,863)	$ (3,535)	$ (579,209)

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014

Net loss	$ (397,017)	$ (972,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	3,638
Gain on sale of equipment	(25,799)	-
Deposits	(799)	9,046
Prepaid expenses and other	4,335	(7,385)
Accounts payable and accrued expenses	1,469	600,319
Net cash used in operating activities	(417,811)	(366,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	25,799	-
Net cash provided in investing activities	25,799	-

Effect of currency rate changes on cash	74	(1,031)

Net decrease in cash and cash equivalents	(391,938)	(367,793)
Cash and cash equivalents, beginning of period	940,649	1,308,442

Cash and cash equivalents, end of period	$ 548,711	$ 940,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

For the year ended December 31, 2015, the Company since inception has generated no revenues and has incurred an accumulated deficit $7,258,863. As of December 31, 2015, its current liabilities exceeded its current assets by $593,039. The Company may not be sufficient to pay for the operating expenses in next 12 months. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

As of December 31, 2015 and December 31, 2014, the Company maintained $536,491 and $894,280 in foreign bank accounts not subject to FDIC coverage

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at December 31, 2015 and December 31, 2014 were $7.7515 and $7.7574, respectively and average rates of $7.7521 and $7.7544 for the year ended December 31, 2015 and 2014, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

Depreciation expense for the years ended December 31, 2015 and 2014 was $-0- and $3,638, respectively.

Advertising Expense

The Company expenses advertising costs when incurred.  Advertising expenses were $-0- for the years ended December 31, 2015 and 2014.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2015 and 2014.

Schedule of Earnings (Loss) Per Share

	Year Ended 12/31/2015	Year Ended 12/31/2114
Numerator - basic and diluted
Net loss	$(397,017)	$(972,380)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,852	94,915,852
Loss per common share — basic and diluted	$(0.00)	$(0.01)

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

For the year ended December 31, 2015, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2015, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $6,500,000, expiring in the year 2035, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2015 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2015, the significant components of the deferred tax assets (liabilities) are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2015	December 31, 2014

Net operating loss carryforward	$(397,017)	$(972,380)
Inventory obsolescence	-	-

Total deferred tax assets	(397,017)	(972,380)
Valuation allowance	397,017	972,380
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized no provision for foreign income taxes.

Rate Reconciliation:	December 31, 2015	December 31, 2014

Book losses (worldwide) at federal statutory rate (35%)	$138,956	$340,333
Book loss at state rate, net of federal benefit	(16,675)	(41,029)
Excluded tax gains/losses – foreign
Change in valuation allowance	122,281	299,304
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2015 and 2014.  Tax years from 2010 through 2014 are open to examination by the taxing authorities.

NOTE 3 – PROPERTY AND EQUIPMENT

Furniture and equipment as of December 31, 2015 and 2014 is summarized as follows:

	2015	2014
Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	165,313	344,427
Less: accumulated depreciation	(173,019)	(351,998)

	$-	$-

Depreciation expense for the years ended December 31, 2015 and 2014 was $-0- and $3,638, respectively.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2015, there were 94,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2015, Kelton Capital Group Ltd. owned 31,190,500 shares or 32.9% of the Company’s common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

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

During the years ended December 31, 2015 and 2014, rent expense was $49,783 and $51,932, respectively

Litigation

The Company may be subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2015.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on our evaluation of our internal controls as of December 31, 2015, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	61	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2015	-	-	-	-	-	-	-	-
CEO and	2014	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2015, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 24, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Management

As of March 24, 2016, no director, nominee and executive officer of the Company owned the security of the Company.

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Dominic K.F Chan & Co., CPAs for professional services rendered for the fiscal years ended December 31, 2015 and 2014:

Fee Category	2015	2014
Audit Fees	$43,000	$43,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$43,000	$43,000

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements included in our Form 10-Q.

(2)  Audit related fees.  None.

 (3)  Tax fees.   Tax return preparation.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company.  The Board approved of 100% of the services provided by the independent accountant in 2015 and 2014.

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

Date：	SCIENTIFIC ENERGY, INC.

March 25, 2016	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2016	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director