Form 10-Q
period 2016-09-30
SCIENTIFIC ENERGY INC
filed 2016-11-03
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,852 shares of common stock, par value $0.01, as of November 3, 2016.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 6.	Exhibits	13

SIGNATURES		14

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 251,391	$ 548,711
Prepaid expense and other	8,038	10,144
Total current assets	259,429	558,855

Property, plant and equipment, net of accumulated depreciation of $173,019 and $173,019 as of September 30, 2016 and December 31, 2015	-	-

Other assets:
Deposits	13,822	13,830

Total assets	$ 273,251	$ 572,685

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 1,152,076	$ 1,151,894
Total current liabilities	1,152,076	1,151,894

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of September 30, 2016 and December 31, 2015	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(7,557,449)	(7,258,863)
Accumulated other comprehensive loss	(4,565)	(3,535)
Total stockholders' deficit	(878,825)	(579,209)

Total liabilities and stockholders' deficit	$ 273,251	$ 572,685

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
OPERATING EXPENSES:
Selling, general and administrative expenses	$ 90,303	$ 109,848	$ 298,592	$ 332,894
Total operating expenses	90,303	109,848	298,592	332,894

NET LOSS FROM OPERATIONS	(90,303)	(109,848)	(298,592)	(332,894)

Other income (expense):
Interest income	2	4	6	12
Gain on sale of equipment	-	-	-	25,797

Net loss before provision for income taxes	(90,301)	(109,844)	(298,586)	(307,085)

Income taxes (benefit)	-	-	-	-

NET LOSS	$ (90,301)	$ (109,844)	$ (298,586)	$ (307,085)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852	94,915,852	94,915,852

Comprehensive loss:
Net loss	$ (90,301)	$ (109,844)	$ (298,586)	$ (307,085)
Foreign translation gain (loss)	16	192	(1,030)	295

Comprehensive loss	$ (90,285)	$ (109,652)	$ (299,616)	$ (306,790)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015

Net loss	$ (298,586)	$ (307,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	-	(25,797)
Prepaid expenses and other	2,099	2,348
Accounts payable and accrued expenses	183	(400)
Net cash used in operating activities	(296,304)	(330,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	25,797
Net cash provided in investing activities	-	25,797

Effect of currency rate changes on cash	(1,016)	272

Net decrease in cash and cash equivalents	(297,320)	(304,865)
Cash and cash equivalents, beginning of period	548,711	940,649

Cash and cash equivalents, end of period	$ 251,391	$ 635,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non-cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

For the nine months ended September 30, 2016, the Company has generated no revenues and from inception to date has incurred an accumulated deficit $7,557,449. As of September 30, 2016, its current liabilities exceeded its current assets by $892,647.  The Company may not be sufficient to pay for the operating expenses in next 12 months. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2016.

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

As of September 30, 2016 and December 31, 2015, the Company maintained $232,848 and $536,491 in foreign bank accounts not subject to FDIC coverage.

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

The conversion rates of Hong Kong Dollars (“HKD”) to USD at September 30, 2016 and December 31, 2015 were $7.7561 and $7.7515, respectively and average rates of $7.7640 and $7.753 for the nine months ended September 30, 2016 and 2015, respectively. The Company uses historical rates for stockholders’ equity accounts.

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

Depreciation expense for the three and nine months ended September 30, 2016 and 2015 was $-0- and $-0, respectively.

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising expenses were $-0- and $-0- for the three and nine months ended September 30, 2016 and 2015, respectively.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2016 and 2015.

SCHEDULE OF EARNINGS (LOSS) PER SHARE

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Numerator-basic and diluted
Net loss	$(90,301)	$(109,844)	$(298,586)	$(307,085)
Denominator
Weighted average number of common shares outstanding-basic and diluted	94,915,852	94,915,852	94,915,852	94,915,852

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Furniture and equipment as of September 30, 2016 and December 31, 2015 is summarized as follows:

	9/30/2016	12/31/2015
Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	165,313	165,313
Less: accumulated depreciation	(173,019)	(173,019)

	$-	$-

Depreciation expense for the three and nine months ended September 30, 2016 and 2015 was $-0- and $-0-, respectively.

NOTE 3 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2016, there were 94,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2016, Kelton Capital Group Ltd. owned 31,190,500 shares or 32.9% of the Company’s common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

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

Results of Operations

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Sales

For the three months ended September 30, 2016 and 2015, the Company generated no sales.

Operating expenses

For the three months ended September 30, 2016 and 2015, the Company’s selling, general and administrative expenses were $90,303 compared to $109,848 for the same period of the previous year.  The decrease is primarily the result of less consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the three months ended September 30, 2016, the Company had $2 of interest income, as compared to $4 of interest income for the same period last year.

Net Loss

For the three months ended September 30, 2016, the Company had a net loss of $90,301, or $(0.00) per share, as compared to a net loss of $109,844, or $(0.00) per share, for the same period of 2015.

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Sales

For the nine months ended September 30, 2016 and 2015, the Company generated no sales.

Operating expenses

For the nine months ended September 30, 2016 and 2015, the Company’s selling, general and administrative expenses were $298,592 compared to $332,894 for the same period of the previous year.  The decrease is primarily the result of less consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the nine months ended September 30, 2016, the Company had $6 of interest income, as compared to $12 of interest income for the same period last year.

During the nine months ended September 30, 2015, the Company sold equipment at nil net book value for net proceeds (and gain) of $25,797 ($200,000 HKD).

Net Loss

For the nine months ended September 30, 2016, the Company had a net loss of $298,586, or $(0.00) per share, as compared to a net loss of $307,085, or $(0.00) per share, for the same period of 2015.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash and cash equivalents of $251,391 and a working capital deficit of $892,647.  For the nine months ended September 30, 2016, the Company used net cash of $296,304 from its operating activities primarily from our net loss of $298,586, adjusted for our decrease in prepaid expenses of $2,099 and our increase in accounts payable of $183.  By comparison, net cash used by operating activities was $330,934 for the same period of 2015.

During the nine months ended September 30, 2016, investing activities was $-0- as compared to  $25,797 from proceeds from the sale of equipment for the same period, last year.

During the nine months ended September 30, 2016 and 2015, there were no financing activities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

101DEF        XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

By: /s/ Stanley Chan

Stanley Chan

President and Chief Executive Officer

November 3, 2016