Form 10-K
period 2016-12-31
SCIENTIFIC ENERGY INC
filed 2017-03-27
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   94,915,852 shares of the registrant’s common stock were outstanding as of March 27, 2017.

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

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.  However, no revenues have been generated.  The website is now temporarily under maintenance. At the same time, the Company is considering new business models.

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

Employees

As of December 31, 2016, the Company has six employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with its employees to be satisfactory.

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

Since inception we have never been profitable.  There can be no guarantee that we will ever be profitable.  For the year ended and as of December 31, 2016, the Company had net losses of $387,241 and had accumulated deficit of $7,646,104.  There is no assurance that we will be successful in reaching or maintaining profitable operations.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

The functional currency of our operations in Hong Kong is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2016 and 2015 and through this date, there has not been significant fluctuation in exchange rates between Hong Kong dollars and US dollars. However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Any future significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the year ended December 31, 2015, the rent was $565 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2018. The space is approximately 770 square feet, and the rent is approximately $3,780 per month.

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

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Pink marketplace under symbol "SCGY", and has been traded very thinly and infrequently. Accordingly, we are not including a history of reported trades in the public market through December 31, 2016.

Holders

As of March 27, 2017, we had approximately 240 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2016.

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

Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services.  Makeliving plans to charge a certain percentage fee for the transactions.  However, no revenues have been generated.  The website is now temporarily under maintenance. At the same time, the Company is considering new business models.

Results of Operations

For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Sales

For the years ended December 31, 2016 and 2015, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Costs of Goods Sold

Cost of goods sold for the years ended December 31, 2016 and 2015 were nil because there were no sales.

Operating expenses

For the year ended December 31, 2016, the Company’s operating expenses were $387,248 compared to $422,831 for the year of 2015.  The decrease is primarily the result of reduced consulting fees paid towards business development with Makeliving in 2016.

Other Income (Expense)

For the year ended December 31, 2016, the Company had $7 of interest income, as compared to $15 of interest income for the same period last year.

During the year ended December 31, 2015, the Company sold equipment at nil net book value for net proceeds (and gain) of $25,799 ($200,000 HKD).

Net Loss

For the year ended December 31, 2016, the Company had a net loss of $387,241, or $(0.004) per share, as compared to a net loss of $397,017, or $(0.004) per share, for the year of 2015.

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash and cash equivalents of $161,806 and a working capital deficit of $981,716.  For the year ended December 31, 2016, the Company used net cash of $385,712 from its operating activities primarily from our net loss of $383,799 and our decrease in accounts payable of $170, net with a decrease in prepaid expenses of $3,607. By comparison, net cash used in operating activities was $417,811 in 2015.

During the year ended December 31, 2016, investing activities was nil as compared to $25,799 investing activities for the same period, last year, from the sale of equipment.

During the year ended December 31, 2016 and 2015, there were no financing activities. .

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

Critical Accounting Policies

In preparing the consolidated financial statements, we follow accounting principles generally accepted in the United States (“GAAP”).  GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions and conditions.

We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Our significant accounting policies are summarized in Note 1 to our consolidated financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCIENTIFIC ENERGY, INC.
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Stated in US Dollars)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets at December 31, 2016 and 2015	F-2

Consolidated Statements of Operations and Comprehensive Losses for years ended December 31, 2016 and 2015	F-3

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2016 and 2015	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Scientific Energy, Inc.

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive losses, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has minimal operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, generate income, and ultimately, achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Ltd.

Centurion ZD CPA Ltd. (fka DCAW (CPA) Ltd. as successor to Dominic K.F. Chan & Co.)

Certified Public Accountants

Hong Kong, March 27, 2017

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$163,806	$548,711
Prepaid expense and other receivables	6,537	10,144
Total current assets	170,343	558,855

Non-current assets:
Property, plant and equipment, net	-	-
Deposits	13,825	13,830

Total assets	$184,168	$572,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,151,724	$1,151,894

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of December 31, 2016 and 2015, respectively	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(7,646,104)	(7,258,863)
Accumulated other comprehensive loss	(4,641)	(3,535)
Total stockholders' deficit	(967,556)	(579,209)

Total liabilities and stockholders' deficit	$184,168	$572,685

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2016	2015

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	387,248	422,831

LOSS FROM OPERATIONS	(387,248)	(422,831)

OTHER INCOME:
Interest income	7	15
Gain on sales of equipment	-	25,799

LOSS BEFORE INCOME TAX	(387,241)	(397,017)

Income tax	-	-

NET LOSS	(387,241)	(397,017)

OTHER COMPREHENSIVE LOSS:
Foreign translation (loss) gain	(1,106)	74

COMPREHENSIVE LOSS	$(388,347)	$(396,943)

Net loss per common share, basic and diluted	$(0.004)	$(0.004)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2016 and 2015

							Accumulated
	Preferred stock		Common stock				Other
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive loss	Total
Balance, January 1, 2015	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (6,861,846)	$ (3,609)	$ (182,266)

Foreign currency transaction gain	-	-	-	-	-	-	74	74

Net loss	-	-	-	-	-	(397,017)	-	(397,017)
Balance, December 31, 2015	-	-	94,915,852	949,159	5,734,030	(7,258,863)	(3,535)	(572,209)

Foreign currency transaction loss	-	-	-	-	-	-	(1,106)	(1,106)

Net loss	-	-	-	-	-	(387,241)	-	(387,241)
Balance, December 31, 2016	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (7,646,104)	$ (4,641)	$ (967,556)

See the accompanying notes to the consolidated financial statement

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015

Net loss	$(387,241)	$(397,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Gain on sales of equipment	-	(25,799)
Deposits	5	(799)
Prepaid expenses and other receivables	3,607	4,335
Accounts payable and accrued expenses	(170)	1,469
Net cash used in operating activities	(383,799)	(417,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment	-	25,799
Net cash provided by investing activities	-	25,799

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(1,106)	74

Net decrease in cash and cash equivalents	(384,905)	(391,938)
Cash and cash equivalents, beginning of year	548,711	940,649

Cash and cash equivalents, end of year	$163,806	$548,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expenses paid	$-	$-
Income tax paid	$-	$-

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On March 28, 2006, the Company set up a wholly-owned subsidiary, PDI Global Limited (“PDI”), which was incorporated in the British Virgin Islands in order to engage in a business of e-commerce platform.

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

In January 2009, the Company through its wholly-owned subsidiary, PDI, entered into a joint venture agreement with China Resources Development Group Ltd.  Under the agreement, the Company agreed to invest $43,040,000 Hong Kong dollars (approximately $5.55 million) into a joint venture company Sinoforte Ltd. in Hong Kong (“Sinoforte”).  The Company got 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, approximately $1,318,967, and another investor invested  $538,000 Hong Kong dollars, or approximately $69,419, into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively.  The main business of Sinoforte was trading mineral products such as graphite produced in China.  In June 2009 and September 2009, respectively, China Resources and the other minority investor cancelled their investments in Sinoforte, and the full amount of their original investments was returned.  As a result, Sinoforte became a wholly-owned subsidiary of PDI.

On February 28, 2012, the Company set up a wholly-owned subsidiary, Makeliving Ltd., which was incorporated in the Cayman Islands in order to engage in a business of e-commerce platform.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

The accompanying consolidated financial statements present the financial position and the results of operations of the Company and its 100% owned subsidiaries, Makeliving, Ltd. and PDI.  PDI, in turn, is the 100% owner and consolidates Sinoforte Limited.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.  Generally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

As of December 31, 2016 and December 31, 2015, the Company maintained $152,113 and $536,491 in foreign bank accounts not subject to FDIC coverage

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

Foreign Currency Translation

The Company translates the foreign currency consolidated financial statements into US Dollars (“USD”) using the year or reporting period-end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”).  Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates in effect for the periods presented.

The consolidated financial statements were presented in US Dollars except as other specified.

The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within stockholders’ equity (deficit).  Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31,
	2016	2015
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7545	7.7515

Average exchange rate for the period
USD : HKD exchange rate	7.7624	7.7521

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2016 and 2015.

Recent Accounting Pronouncements

In January 2016, the FASB has issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606.  The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $387,241 and an accumulated deficit of $7,646,104 as of December 31, 2016. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These consolidated financial statements do not include any adjustments that might result from this uncertainty which may include adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Furniture and equipment as of December 31, 2016 and 2015 is summarized as follows:

	December 31,	December 31,
	2016	2015
Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	165,313	165,313
Less: accumulated depreciation	(173,019)	(173,019)

Property, plant and equipment, net	$-	$-

Depreciation expense for the years ended December 31, 2016 and 2015 was nil and nil, respectively.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2016, there were 94,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2016, Kelton Capital Group Ltd. owned 31,190,500 shares or 32.9% of the Company’s common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 6 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the year ended December 31, 2016 and 2015, respectively:

Schedule of Loss Per Share

	For the Years Ended December 31,
	2016	2015
Numerator - basic and diluted
Net loss	$(387,576)	$(397,017)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,852	94,915,852
Loss per common share — basic and diluted	$(0.004)	$(0.004)

NOTE 7 - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For the year ended December 31, 2016, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2016, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $6,900,000, expiring in the year 2036, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2016 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. is incorporated in the State of Utah in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Utah does not impose any corporate state income tax. As of December 31, 2016, future net operation losses of approximately $0.16 million are available to offset future operating income through 2036.

British Virgin Islands

PDI Global Limited and Makeliving Limited are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, PDI Global Limited and Makeliving Limited are not subjected to tax on income or capital gains.

Hong Kong

Sinoforte Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Sinoforte Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2016 and 2015, and therefore, Sinoforte Limited was not subjected to Hong Kong profits tax.

At December 31, 2016, the significant components of the deferred (tax assets) liabilities are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2016	December 31, 2015

Net operating loss carryforward	$(387,241)	$(397,017)
Inventory obsolescence	-	-

Total deferred tax assets	(387,241)	(397,017)
Valuation allowance	387,241	397,017
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized no provision for foreign income taxes.

Rate Reconciliation:	December 31, 2016	December 31, 2015

Book losses (worldwide) at federal statutory rate (35%)	$135,534	$138,956
Book loss at state rate, net of federal benefit	(16,264)	(16,675)
Excluded tax gains/losses – foreign
Change in valuation allowance	(119,270)	(122,281)
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2016 and 2015.  Tax years from 2011 through 2015 are open to examination by the taxing authorities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The payment schedule for the operating lease agreements is listed below:

For the twelve months ended
December 31, 2017	$53,935
December 31, 2018	4,495
Total payments	$58,430

During the years ended December 31, 2016 and 2015, rent expense was $52,789 and $49,783, respectively.

Legal proceedings

As of December 31, 2016, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2016 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 9, 2016, the Company received a letter from Dominic K.F. Chan & Co, independent registered public accounting firm of the Company, informing that DCAW (CPA) Ltd (“DCAW”) has succeeded from Dominic K.F. Chan & Co., the license to audit U.S. public company regulated by PCAOB, effective from May 1, 2016.  The principals and staff of DCAW (CPA) Ltd. are the same auditors and staff who were engaged on the audit of the Company while at Dominic K.F. Chan & Co.

The reports of Dominic K. F. Chan & Co. on the Company’s consolidated financial statements as of and for the years ended December 31, 2015 and December 31, 2014, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle, except for a going concern uncertainty modification for 2015 and 2014.

During the recent fiscal years ending ended December 31, 2015 and December 31, 2014 and the subsequent period through March 31, 2016, there have been no (i) disagreements with Dominic K.F. Chan & Co., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Dominic K.F. Chan & Co, satisfaction, would have caused Dominic K.F. Chan & Co., to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On November 14, 2016, the Company received a letter from DCAW (CPA) Limited (“DCAW”), the independent registered public accounting firm of the Company, informing that DCAW has changed its legal name to Centurion ZD CPA Limited (“Centurion ZD”), effective from November 8, 2016. Centurion ZD remains the same legal entity that was before the name change.

The reports of DCAW on the Company’s consolidated financial statements as of and for the years ended December 31, 2015 and December 31, 2014, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle, except for a going concern uncertainty modification for 2015 and 2014.

During the recent fiscal years ending ended December 31, 2015 and December 31, 2014 and the subsequent period through September 30, 2016, there have been no (i) disagreements with DCAW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to DCAW’s satisfaction, would have caused DCAW to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the consolidated financial statements.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-1992) and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies, also issued by COSO.

Based on our evaluation of our internal controls as of December 31, 2016, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	62	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Audit Committee Financial Expert

The Company’s board of directors determined that the Company does not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(i) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended.  The Company believes that, from his business experience in overseeing or assessing the performance of companies, Mr. Stanley Chan is capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.  The Company believes that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not currently warranted. The Company does intend to seek qualified audit committee financial experts.

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2016	-	-	-	-	-	-	-	-
CEO and	2015	-	-	-	-	-	-	-	-
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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 27, 2017, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Management

As of March 27, 2017, no director, nominee and executive officer of the Company owned the security of the Company.

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 30, 2016, Dominic K.F. Chan & Co., had merged with AWC (CPA) Limited (the “Merger”) and formed DCAW (CPA) Limited (“DCAW”). On November 14, 2016, DCAW changed its name into Centurion ZD CPA Limited (“Centurion”), at which time the Company’s board of directors approved Centurion assuming the role of the Company’s independent public accounting firm, effective immediately. Prior to the Merger and change of name into Centurion, during the fiscal years ended December 31, 2015 and during all subsequent interim periods through November 14, 2016, the Company did not consult Centurion regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s consolidated financial statements or any matter that was the subject of a “disagreement” with its former accountants or a “reportable event” as those terms are defined in Item 304 of Regulation S-K.

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by Centurion (fka DCAW as successor to Dominic K.F. Chan & Co.) our independent registered public accounting firms, for the periods indicated. We did not pay any other fees to our independent registered public accounting firm during the periods indicated below.

Fee Category	2016	2015
Audit Fees	$45,000	$43,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$45,000	$43,000

(1)  Audit fees represent fees for professional services provided in connection with the audit of our consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q.

(2)  Audit related fees.  None.

 (3)  Tax fees.   Tax return preparation.

(4)   All other fees.   None.

(5)   Pre-Approval Policies

It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company.  The Board approved of 100% of the services provided by the independent accountant in 2016 and 2015.

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

Date：	SCIENTIFIC ENERGY, INC.

March 27, 2017	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2017	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director