Form 10-Q
period 2017-03-31
SCIENTIFIC ENERGY INC
filed 2017-05-12
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [X ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,915,852 shares of common stock, par value $0.01, as of May 12, 2017.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,509	$163,806
Prepaid expense and other receivables	7,342	6,537
Total current assets	64,851	170,343

Non-current assets:	-	-
Property, plant and equipment, net	-	-
Deposits	13,795	13,825

Total assets	$78,646	$184,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,153,131	$1,151,724

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 94,915,852 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	949,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(7,752,070)	(7,646,104)
Accumulated other comprehensive loss	(5,604)	(4,641)
Total stockholders' deficit	(1,074,485)	(967,556)

Total liabilities and stockholders' deficit	$78,646	$184,168

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited)
	For the three months ended March 31,
	2017	2016

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	105,967	107,265

NET LOSS FROM OPERATIONS	(105,967)	(107,265)

OTHER INCOME:
Interest income	1	2

LOSS BEFORE INCOME TAX	(105,966)	(107,263)

Income taxes	-	-

NET LOSS	$(105,966)	$(107,263)

OTHER COMPREHENSIVE LOSS:

Foreign translation loss	(963)	(603)

COMPREHENSIVE LOSS	(106,929)	(107,866)

Net loss per common share, basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding, basic and diluted	94,915,852	94,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,966)	$(107,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses and other receivables	(820)	1,685
Accounts payable and accrued expenses	1,411	2,039
Net cash used in operating activities	(105,375)	(103,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Effect of currency rate changes on cash	(922)	(595)

Net decrease in cash and cash equivalents	(106,297)	(104,134)
Cash and cash equivalents, beginning of period	163,806	848,711

Cash and cash equivalents, end of period	$57,509	$445,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2017.

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

As of March 31, 2017 and December 31, 2016, the Company maintained $52,149 and $152,113 in foreign bank accounts not subject to FDIC coverage.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use the Company maintained accounts at banks.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	December 31,
	2017	2016
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7771	7.7545

	For the three months ended March 31,
	2017	2016

Average exchange rate for the period
USD : HKD exchange rate	7.7607	7.7734

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

Depreciation expense for the three months ended March 31, 2017 and 2016 was nil and nil, respectively.

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

Level 1 -	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 -	Other inputs that is directly or indirectly observable in the marketplace.
Level 3 -	Unobservable inputs which are supported by little or no market activity.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2017 and 2016.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $105,966 and an accumulated deficit of $7,752,070 as of March 31, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture and equipment as of March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31,	December 31,
	2017	2016

Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	165,313	165,313
Less: accumulated depreciation	(173,019)	(173,019)

Property, plant and equipment, net	$-	$-

Depreciation expense for the three months ended March 31, 2017 and 2016 was nil and nil, respectively.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2017, there were 94,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of March 31, 2017, Kelton Capital Group Ltd. owned 31,190,500 shares or 32.9% of the Company’s common stock.  Other than Kelton Capital Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 6 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended  March 31, 2017 and 2016, respectively:

Schedule of Loss Per Share

	Three Months Ended March 31,
	2017	2016
Numerator - basic and diluted
Net loss	$(105,966)	$(107,263)
Denominator
Weighted average number of common shares outstanding —basic and diluted	94,915,852	94,915,852
Loss per common share — basic and diluted	$(0.00)	$(0.00)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The payment schedule for the operating lease agreements is listed below:

For the twelve months ended
March 31, 2018	$58,430

During the three months ended March 31, 2017 and 2016, rent expense was $13,155 and $13,152, respectively.

Legal proceedings

As of March 31, 2017, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 8 - SUBSEQUENT EVENTS

On April 6, 2017, Scientific Energy, Inc. (the "Company") entered into a Securities Purchase Agreement with certain investors (the “Agreement”), pursuant to which the investors agreed to subscribe, within two years from the date of the Agreement, and the Company agreed to issue, in a private placement, an aggregate of 100,000,000 shares of the Company's restricted common stock, par value $0.01 per share, to investors, at a purchase price of $0.01 per share, for an aggregate of purchase price of $1,000,000.  The proceeds received will be used for the Company's working capital.

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

Results of Operations

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Sales

For the three months ended March 31, 2017 and 2016, the Company generated no sales.

Operating expenses

For the three months ended March 31, 2017 and 2016, the Company’s selling, general and administrative expenses were $105,967 compared to $107,265 for the same period of the previous year.  The decrease is primarily the result of less consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the three months ended March 31, 2017, the Company had $1 of interest income, as compared to $2 of interest income for the same period last year.

Net Loss

For the three months ended March 31, 2017, we had a net loss of $105,966, or $(0.00) per share, as compared to a net loss of $107,263, or $(0.00) per share, for the same period of 2016.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash and cash equivalents of $57,509 and a working capital deficit of $1,088,280.  For the three months ended March 31, 2017, the Company used net cash of $105,375 from its operating activities primarily from our net loss of $105,966, adjusted for our increase in prepaid expenses of $820 and our increase in accounts payable of $1,411.  By comparison, net cash used by operating activities was $103,539 for the same period of 2016.

During the three months ended March 31, 2017 and 2016, we did not have any investing activities.

During the three months ended March 31, 2017 and 2016, we did not have any financing activities. .

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

Contractual Obligations

Consulting agreements

Consulting Agreement with Tsui Siu Ting: On January 1, 2010, the Company entered into a Consulting Agreement with Tsui Siu Ting.  Under the Agreement, Mr. Tsui shall serve as a business advisor to the Company, on a non-exclusive basis, and render such advice and services to the Company as may be reasonably requested or assigned by the Company, including, without limitation, new business development and marketing activities in China and Hong Kong.  In consideration for his services, the Company agrees to pay to Mr. Tsui a monthly fee of $20,000 Hong Kong dollars (approximately $2,564). ). The initial term of this agreement is five years, which shall be automatically extended for additional five years if no notice of termination is given by any party 60 days prior to expiration.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

May 12, 2017