Form 10-Q/A
period 2017-03-31
SCIENTIFIC ENERGY INC
filed 2017-08-08
CIK 1276531

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, originally filed with the Securities and Exchange Commission on May 12, 2017 (the "Original Filing").

We are filing this Amendment solely to correct certain clerical errors. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing.

This Amendment continues to speak as of the date of the Form 10-Q filed on May 12, 2017 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

August 8, 2017