Form 10-Q
period 2017-06-30
SCIENTIFIC ENERGY INC
filed 2017-08-08
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of August 8, 2017.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 175,971	$ 163,806
Prepaid expense and other receivables	6,961	6,537
Total current assets	182,932	170,343

Non-current assets:
Property, plant and equipment	-	-
Deposits	13,733	13,825

Total assets	$ 196,665	$ 184,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,150,323	$ 1,151,724

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 and 94,915,852 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,149,160	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(7,830,930)	(7,646,104)
Accumulated other comprehensive loss	(5,918)	(4,641)
Total stockholders' deficit	(953,658)	(967,556)

Total liabilities and stockholders' deficit	$ 196,665	$ 184,168

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUE	$ -	$ -	$ -	$ -
	-	-	-	-
COST OF REVENUE	-	-	-	-

GROSS PROFIT

OPERATING EXPENSES:
Selling, general and administrative expenses	$ 78,860	$ 101,024	$ 184,827	$ 208,289
Total operating expenses	78,860	101,024	184,827	208,289

NET LOSS FROM OPERATIONS	(78,860)	(101,024)	(184,827)	(208,289)

OTHER INCOME:
Interest income	-	2	1	4

LOSS BEFORE INCOME TAX	(76,860)	(101,022)	(184,826)	(208,285)

Income taxes	-	-	-	-

NET LOSS	$ (78,860)	$ (101,022)	$ (184,826)	$ (208,285)

OTHER COMPREHENSIVE LOSS:
Foreign translation loss	(313)	(443)	(1,276)	(1,046)

COMPREHENSIVE LOSS	$ (79,173)	$ (101,465)	$ (186,102)	$ (209,331)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding, basic and diluted	99,751,017	94,915,852	97,346,791	94,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (184,826)	$ (208,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses and other	(470)	1,474
Accounts payable and accrued expenses	(1,395)	1,430
Net cash used in operating activities	(186,691)	(205,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	200,000	-
Net cash provided in financing activities	200,000	-

Effect of currency rate changes on cash	(1,144)	(1,022)

Net increase (decrease) in cash and cash equivalents	12,165	(206,403)
Cash and cash equivalents, beginning of period	163,806	548,711

Cash and cash equivalents, end of period	$ 175,971	$ 342,308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2017.

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

As of June 30, 2017 and December 31, 2016, the Company maintained $163,535 and $152,113 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,
	2017	2016
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8066	7.7545

	For the six months ended June 30,
	2017	2016
Average exchange rate for the period
USD : HKD exchange rate	7.7736	7.7734

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

Depreciation expense for the three and six months ended June 30, 2017 and 2016 was nil and nil, respectively.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2017 and 2016.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $184,826 and an accumulated deficit of $7,830,930 as of June 30, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture and equipment as of June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30,	December 31,
	2017	2016

Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	165,313	165,313
Less: accumulated depreciation	(173,019)	(173,019)

Property, plant and equipment, net	$-	$-

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of June 30, 2017, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On June 8, 2017, the Company sold 20,000,000 shares of its common stock to Aspect Group Limited for net proceeds of $200,000.

As of June 30, 2017, Kelton Capital Group Ltd. owned 31,190,500 shares or 32.9% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd. and Aspect Group Ltd., no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 6 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2017 and 2016, respectively:

SCHEDULE OF EARNINGS (LOSS) PER SHARE

	Three Months Ended June, 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Numerator-basic and diluted
Net loss	$(78,860)	$(101,022)	$(184,826)	$(208,285)
Denominator
Weighted average number of common shares outstanding-basic and diluted	99,751,017	94,915,852	97,346,791	94,915,852

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting agreements

Consulting Agreement with Tsui Siu Ting: On January 1, 2010, the Company entered into a Consulting Agreement with Tsui Siu Ting.  Under the Agreement, Mr. Tsui shall serve as a business advisor to the Company, on a non-exclusive basis, and render such advice and services to the Company as may be reasonably requested or assigned by the Company, including, without limitation, new business development and marketing activities in China and Hong Kong.  In consideration for his services, the Company agrees to pay to Mr. Tsui a monthly fee of $20,000 Hong Kong dollars (approximately $2,564). The initial term of this agreement is five years, which shall be automatically extended for additional five years if no notice of termination is given by any party 60 days prior to expiration. The agreement was ended on March 31, 2017.

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

During the six months ended June 30, 2017 and 2016, rent expense was $26,271 and $26,289, respectively.

Legal proceedings

As of June 30, 2017, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Sales

For the three months ended June 30, 2017 and 2016, the Company generated no sales.

Operating expenses

For the three months ended June 30, 2017 and 2016, the Company’s selling, general and administrative expenses were $78,860 compared to $101,024 for the same period of the previous year.  The decrease is primarily the result of less consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the three months ended June 30, 2017, the Company had $0 of interest income, as compared to $2 of interest income for the same period last year.

Net Loss

For the three months ended June 30, 2017, we had a net loss of $78,860, or $(0.00) per share, as compared to a net loss of $101,022, or $(0.00) per share, for the same period of 2016.

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Sales

For the six months ended June 30, 2017 and 2016, the Company generated no sales.

Operating expenses

For the six months ended June 30, 2017 and 2016, the Company’s selling, general and administrative expenses were $184,827 compared to $208,289 for the same period of the previous year.  The decrease is primarily the result of less consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the six months ended June 30, 2017, the Company had $1 of interest income, as compared to $4 of interest income for the same period last year.

Net Loss

For the six months ended June 30, 2017, the Company had a net loss of $184,826, or $(0.00) per share, as compared to a net loss of $208,285, or $(0.00) per share, for the same period of 2016.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash and cash equivalents of $175,971 and a working capital deficit of $967,391.  For the six months ended June 30, 2017, the Company used net cash of $186,691 from its operating activities primarily from our net loss of $184,826, adjusted for our increase in prepaid expenses of $470 and our decrease in accounts payable of $1,395.  By comparison, net cash used by operating activities was $205,381 for the same period of 2016.

During the six months ended June 30, 2017 and 2016, we did not have any investing activities.

During the six months ended June 30, 2017, the Company’s financing activities provided net cash of $200,000, which were proceeds from issuance of 20 million shares of the Company’s common stock in a private placement.  For the six months ended June 30, 2016, there were no financing activities.

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

Contractual Obligations

Consulting agreements

Consulting Agreement with Tsui Siu Ting: On January 1, 2010, the Company entered into a Consulting Agreement with Tsui Siu Ting.  Under the Agreement, Mr. Tsui shall serve as a business advisor to the Company, on a non-exclusive basis, and render such advice and services to the Company as may be reasonably requested or assigned by the Company, including, without limitation, new business development and marketing activities in China and Hong Kong.  In consideration for his services, the Company agrees to pay to Mr. Tsui a monthly fee of $20,000 Hong Kong dollars (approximately $2,564). The initial term of this agreement is five years, which shall be automatically extended for additional five years if no notice of termination is given by any party 60 days prior to expiration. The agreement was ended on March 31, 2017.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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