Form 10-Q
period 2017-09-30
SCIENTIFIC ENERGY INC
filed 2017-11-06
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of November 6, 2017.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	13

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6.	Exhibits	14

SIGNATURES		14

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,048	$163,806
Prepaid expense and other receivables	6,958	6,537
Total current assets	120,006	170,343

Non-current assets:
Property, plant and equipment	-	-
Deposits	13,727	13,825

Total assets	$133,733	$184,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,150,119	$1,151,724

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 and 94,915,852 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,149,159	949,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(7,893,547)	(7,646,104)
Accumulated other comprehensive loss	(6,028)	(4,641)
Total stockholders' deficit	(1,016,386)	(967,556)

Total liabilities and stockholders' deficit	$133,733	$184,168

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
REVENUE	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	$62,617	$90,303	$247,444	$298,592
Total operating expenses	62,617	90,303	247,444	298,592

NET LOSS FROM OPERATIONS	(62,617)	(90,303)	(247,444)	(298,592)

OTHER INCOME:
Interest income	-	2	1	6

LOSS BEFORE INCOME TAX	(62,617)	(90,301)	(247,443)	(298,586)

Income taxes	-	-	-	-

NET LOSS	$(62,617)	$(90,301)	$(247,443)	$(298,586)

OTHER COMPREHENSIVE LOSS:
Foreign translation (loss) gain	(111)	16	(1,387)	(1,030)

COMPREHENSIVE LOSS	$(62,728)	$(90,285)	$(248,830)	$(299,616)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	114,915,852	94,915,852	103,267,500	94,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,443)	$(298,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses and other	(469)	2,099
Accounts payable and accrued expenses	(1,597)	183
Net cash used in operating activities	(249,509)	(296,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	200,000	-
Net cash provided in financing activities	200,000	-

Effect of currency rate changes on cash	(1,249)	(1,016)

Net decrease in cash and cash equivalents	(50,758)	(297,320)
Cash and cash equivalents, beginning of period	163,806	548,711

Cash and cash equivalents, end of period	$113,048	$251,391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2017.

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

As of September 30, 2017 and December 31, 2016, the Company maintained $163,535 and $152,113 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,
	2017	2016
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8098	7.7545

	For the nine months ended September 30,
	2017	2016
Average exchange rate for the period
USD : HKD exchange rate	7.7876	7.7764

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

Depreciation expense for the three and nine months ended September 30, 2017 and 2016 was nil and nil, respectively.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2017 and 2016.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $247,443 and an accumulated deficit of $7,893,547 as of September 30, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Furniture and equipment as of September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30,	December 31,
	2017	2016

Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	165,313	165,313
Less: accumulated depreciation	(173,019)	(173,019)

Property, plant and equipment, net	$-	$-

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of September 30, 2017, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On June 8, 2017, the Company sold 20,000,000 shares of its common stock to Aspect Group Limited for net proceeds of $200,000.

As of September 30, 2017, Kelton Capital Group Ltd. owned 31,190,500 shares or 32.9% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd. and Aspect Group Ltd., no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 6 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2017 and 2016, respectively:

SCHEDULE OF EARNINGS (LOSS) PER SHARE

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Numerator-basic and diluted
Net loss	$(62,617)	$(90,301)	$(247,443)	$(298,586)
Denominator
Weighted average number of common shares outstanding-basic and diluted	114,915,852	94,915,852	103,267,500	94,915,852

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

During the nine months ended September 30, 2017 and 2016, rent expense was $39,293 and $39,450, respectively.

Legal proceedings

As of September 30, 2017, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Sales

For the three months ended September 30, 2017 and 2016, the Company generated no sales.

Operating expenses

For the three months ended September 30, 2017 and 2016, the Company’s selling, general and administrative expenses were $62,617 compared to $90,303 for the same period of the previous year.  The decrease is primarily the result of less consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the three months ended September 30, 2017, the Company had $0 of interest income, as compared to $2 of interest income for the same period last year.

Net Loss

For the three months ended September 30, 2017, we had a net loss of $62,617, or $(0.00) per share, as compared to a net loss of $90,301, or $(0.00) per share, for the same period of 2016.

For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Sales

For the nine months ended September 30, 2017 and 2016, the Company generated no sales.

Operating expenses

For the nine months ended September 30, 2017 and 2016, the Company’s selling, general and administrative expenses were $247,444 compared to $298,592 for the same period of the previous year.  The decrease is primarily the result of less consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the nine months ended September 30, 2017, the Company had $1 of interest income, as compared to $6 of interest income for the same period last year.

Net Loss

For the nine months ended September 30, 2017, the Company had a net loss of $247,443, or $(0.00) per share, as compared to a net loss of $298,586, or $(0.00) per share, for the same period of 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash and cash equivalents of $113,048 and a working capital deficit of $1,030,113.  For the nine months ended September 30, 2017, the Company used net cash of $249,509 from its operating activities primarily from our net loss of $247,443, adjusted for our increase in prepaid expenses of $469 and our decrease in accounts payable of $1,597.  By comparison, net cash used by operating activities was $296,304 for the same period of 2016.

During the nine months ended September 30, 2017 and 2016, we did not have any investing activities.

During the nine months ended September 30, 2017, the Company’s financing activities provided net cash of $200,000, which were proceeds from issuance of 20 million shares of the Company’s common stock in a private placement.  For the nine months ended September 30, 2016, there were no financing activities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 6, 2017