Form 10-K
period 2017-12-31
SCIENTIFIC ENERGY INC
filed 2018-03-29
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files:    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $1.60 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   114,915,852 shares of the registrant’s common stock were outstanding as of March 29, 2018.

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

On January 23, 2018, the Company entered into an agreement with Cityhill Limited, a wholly owned subsidiary of South Sea Petroleum Holdings Limited, a Hong Kong listed public company, pursuant to which parties agreed to establish a joint venture (the “Joint Venture”).  Each party owns 50% equity interest in the Joint Venture respectively.

The Venture Joint, with the support of blockchain technology, is to provide global trading service of physical gold for global customers. The parties contribute their respective experiences in blockchain technology and marketing. The Company will assist the Joint Venture in exploring the North America and Europe markets, while Cityhill will focus on the Asian markets.

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

Employees

As of December 31, 2017, the Company has five employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with its employees to be satisfactory.

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

Since inception we have never been profitable.  There can be no guarantee that we will ever be profitable.  For the year ended and as of December 31, 2017, the Company had net losses of $306,251 and had accumulated deficit of $7,952,355.  There is no assurance that we will be successful in reaching or maintaining profitable operations.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

The functional currency of our operations in Hong Kong is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2017 and 2016 and through this date, there has not been significant fluctuation in exchange rates between Hong Kong dollars and US dollars. However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Any future significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

Risks Related to Investment in the Company’s Securities

A number of our shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control.

Kelton Capital Group Ltd. currently owns 31,190,500 shares, or approximately 27.2%, of our outstanding common stock. As a result, if acting together with other shareholders, Kelton Capital may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets.  In addition, these persons, if acting together, may have the ability to control the management and affairs of the Company, which could have a material adverse effect on the value of the common stock.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the year ended December 31, 2017, the rent was $585 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2018. The space is approximately 770 square feet, and the rent is approximately $3,780 per month.

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

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Pink marketplace under symbol "SCGY", and has been traded very thinly and infrequently. Accordingly, we are not including a history of reported trades in the public market through December 31, 2017.

Holders

As of December 31, 2017, we had approximately 242 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2017.

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

On January 23, 2018, the Company entered into an agreement with Cityhill Limited, a wholly owned subsidiary of South Sea Petroleum Holdings Limited, a Hong Kong listed public company, pursuant to which parties agreed to establish a joint venture (the “Joint Venture”). Each party owns 50% equity interest in the Joint Venture respectively.

The Venture Joint, with the support of blockchain technology, is to provide global trading service of physical gold for global customers. The parties contribute their respective experiences in blockchain technology and marketing. The Company will assist the Joint Venture in exploring the North America and Europe markets, while Cityhill will focus on the Asian markets.

Results of Operations

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Sales

For the years ended December 31, 2017 and 2016, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Costs of Goods Sold

Cost of goods sold for the years ended December 31, 2017 and 2016 were nil because there were no sales.

Operating expenses

For the year ended December 31, 2017, the Company’s operating expenses were $306,252 compared to $387,248 for the year of 2016.  The decrease is primarily the result of reduced consulting fees paid towards business development with Makeliving in 2017.

Other Income (Expense)

For the year ended December 31, 2017, the Company had $1 of interest income, as compared to $7 of interest income for the same period last year.

Net Loss

For the year ended December 31, 2017, the Company had a net loss of $306,251, or $(0.003) per share, as compared to a net loss of $387,241, or $(0.004) per share, for the year of 2016.

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash and cash equivalents of $54,200 and a working capital deficit of $1,089,401.  For the year ended December 31, 2017, the Company used net cash of $308,347 from its operating activities primarily from our net loss of $306,251 and our decrease in accounts payable of $904, net with a decrease in prepaid expenses of $1,192. By comparison, net cash used in operating activities was $387,799 in 2016.

During the year ended December 31, 2017 and 2016, investing activities was nil.

During the year ended December 31, 2017, the Company’s financing activities provided net cash of $200,000, which were proceeds from issuance of 20 million shares of the Company’s common stock in a private placement.  For the year ended December 31, 2016, there were no financing activities.

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

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCIENTIFIC ENERGY, INC.
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Stated in US Dollars)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets at December 31, 2017 and 2016	F-2

Consolidated Statements of Operations and Comprehensive Losses for years ended December 31, 2017 and 2016	F-3

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2017 and 2016	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Scientific Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive losses, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Ltd.

Centurion ZD CPA Ltd.

Hong Kong

March 29, 2018

We have served as the Company's auditor since 2014.

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$54,200	$163,806
Prepaid expense and other receivables	7,678	6,537
Total current assets	61,878	170,343

Non-current assets:
Property, plant and equipment, net	-	-
Deposits	14,192	13,825

Total assets	$76,070	$184,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,151,279	$1,151,724

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized,114,915,852 and 94,915,852 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,149,159	949,159
Additional paid-in capital	5,734,030	5,734,030
Accumulated deficit	(7,952,355)	(7,646,104)
Accumulated other comprehensive loss	(6,043)	(4,641)
Total stockholders' deficit	(1,075,209)	(967,556)

Total liabilities and stockholders' deficit	$76,070	$184,168

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2017	2016

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	306,252	387,248

LOSS FROM OPERATIONS	(306,252)	(387,248)

OTHER INCOME:
Interest income	1	7

LOSS BEFORE INCOME TAX	(306,251)	(387,241)

Income tax	-	-

NET LOSS	(306,251)	(387,241)

OTHER COMPREHENSIVE LOSS:
Foreign translation loss	(1,402)	(1,106)

COMPREHENSIVE LOSS	$(307,653)	$(388,347)

Net loss per common share, basic and diluted	$(0.003)	$(0.004)

Weighted average common shares outstanding, basic and diluted	106,203,523	94,915,852

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 and 2016

							Accumulated
	Preferred stock		Common stock				Other
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive loss	Total
Balance, January 1, 2016	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (7,258,863)	$ (3,535)	$ (572,209)

Foreign currency transaction gain	-	-	-	-	-	-	(1,106)	(1,106)

Net loss	-	-	-	-	-	(387,241)	-	(387,241)
Balance, December 31, 2016	-	-	94,915,852	949,159	5,734,030	(7,646,104)	(4,641)	(967,556)
Issuance of Common Stock for cash	-	-	20,000,000	200,000	-	-	-	200,000

Foreign currency transaction loss	-	-	-	-	-	-	(1,402)	(1,402)

Net loss	-	-	-	-	-	(306,251)	-	(306,251)
Balance, December 31, 2017	-	$ -	114,915,852	$ 1,149,159	$ 5,734,030	$ (7,952,355)	$ (6,043)	$ (1,075,209)

See the accompanying notes to the consolidated financial statement

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016

Net loss	$(306,251)	$(387,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Deposits	-	5
Prepaid expenses and other receivables	(1,192)	3,607
Accounts payable and accrued expenses	(904)	(170)
Net cash used in operating activities	(308,347)	(387,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	200,000	-
Net cash provided by financing activities	200,000

Effect of exchange rate changes on cash and cash equivalents	(1,259)	(1,106)

Net decrease in cash and cash equivalents	(109,606)	(384,905)
Cash and cash equivalents, beginning of year	163,806	548,711

Cash and cash equivalents, end of year	$54,200	$163,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expenses paid	$-	$-
Income tax paid	$-	$-

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

As of December 31, 2017 and December 31, 2016, the Company maintained $47,515 and $152,113 in foreign bank accounts not subject to FDIC coverage

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31,
	2017	2016
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8130	7.7545

Average exchange rate for the period
USD : HKD exchange rate	7.7927	7.7624

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2017 and 2016.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $306,251 and an accumulated deficit of $7,952,355 as of December 31, 2017. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Furniture and equipment as of December 31, 2017 and 2016 is summarized as follows:

	December 31,	December 31,
	2017	2016
Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	165,313	165,313
Less: accumulated depreciation	(173,019)	(173,019)

Property, plant and equipment, net	$-	$-

Depreciation expense for the years ended December 31, 2017 and 2016 was nil and nil, respectively.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2017, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On June 8, 2017, the Company issued 20,000,000 shares to Aspect Group Limited for net proceeds of $200,000.

As of December 31, 2017, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 6 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the year ended December 31, 2017 and 2016, respectively:

Schedule of Loss Per Share

	For the Years Ended December 31,
	2017	2016
Numerator - basic and diluted
Net loss	$(306,251)	$(387,241)
Denominator
Weighted average number of common shares outstanding —basic and diluted	106,203,523	94,915,852
Loss per common share — basic and diluted	$(0.003)	$(0.004)

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

For the year ended December 31, 2017, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2017, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $7,200,000, expiring in the year 2037, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2017 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. is incorporated in the State of Utah in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. As of December 31, 2017, future net operation losses of approximately $0.10 million are available to offset future operating income through 2037.

British Virgin Islands

PDI Global Limited and Makeliving Limited are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, PDI Global Limited and Makeliving Limited are not subjected to tax on income or capital gains.

Hong Kong

Sinoforte Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Sinoforte Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2017 and 2016, and therefore, Sinoforte Limited was not subjected to Hong Kong profits tax.

At December 31, 2017, the significant components of the deferred (tax assets) liabilities are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2017	December 31, 2016

Net operating loss carryforward	$(306,251)	$(387,241)
Inventory obsolescence	-	-

Total deferred tax assets	(306,251)	(387,241)
Valuation allowance	306,251	387,241
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized no provision for foreign income taxes.

Rate Reconciliation:	December 31, 2017	December 31, 2016

Book losses (worldwide) at federal statutory rate (21%)	$64,613	$135,534
Book loss at state rate, net of federal benefit	(12,863)	(16,264)
Excluded tax gains/losses – foreign
Change in valuation allowance	(51,750)	(119,270)
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2017 and 2016.  Tax years from 2012 through 2016 are open to examination by the taxing authorities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting agreements

Consulting Agreement with Tsui Siu Ting: On January 1, 2010, the Company entered into a Consulting Agreement with Tsui Siu Ting.  Under the Agreement, Mr. Tsui shall serve as a business advisor to the Company, on a non-exclusive basis, and render such advice and services to the Company as may be reasonably requested or assigned by the Company, including, without limitation, new business development and marketing activities in China and Hong Kong.  In consideration for his services, the Company agrees to pay to Mr. Tsui a monthly fee of $20,000 Hong Kong dollars (approximately $2,564). The initial term of this agreement is five years, which shall be automatically extended for additional five years if no notice of termination is given by any party 60 days prior to expiration.  During the year ended December 31, 2017, the Consulting Agreement was terminated.

Operating leases

The Company leases approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $565 per month.  In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2018, with monthly payments of approximately $3,780 per month.

The payment schedule for the operating lease agreements is listed below:

For the twelve months ended
December 31, 2018	$4,495

During the years ended December 31, 2017 and 2016, rent expense was $44,821 and $52,789, respectively.

Legal proceedings

As of December 31, 2017, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 9 - SUBSEQUENT EVENTS

On January 23, 2018, the Company entered into an agreement with Cityhill Limited, a wholly owned subsidiary of South Sea Petroleum Holdings Limited, a Hong Kong listed public company, pursuant to which parties agreed to establish a joint venture (the “Joint Venture”). Each party owns 50% equity interest in the Joint Venture respectively.

The Venture Joint, with the support of blockchain technology, is to provide global trading service of physical gold for global customers. The parties contribute their respective experiences in blockchain technology and marketing. The Company will assist the Joint Venture in exploring the North America and Europe markets, while Cityhill will focus on the Asian markets.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act) as of December 31, 2017.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on our evaluation of our internal controls as of December 31, 2017, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	63	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2017	-	-	-	-	-	-	-	-
CEO and	2016	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2017, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 29, 2018, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Liang Huang (2) c/o 27 Weldon Street Jersey City, NJ 07306	31,261,920	27.2%
Common	Aspect Group Limited c/o 80 Wall Street, Suite 818 New York, NY 10005	20,000,000	17.4%

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Management

As of March 29, 2018, no director, nominee and executive officer of the Company owned the security of the Company.

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

Fee Category	2017	2016
Audit Fees	$45,000	$45,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$45,000	$45,000

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

Date：	SCIENTIFIC ENERGY, INC.

March 29, 2018	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2018	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director