Form 10-Q
period 2018-03-31
SCIENTIFIC ENERGY INC
filed 2018-05-15
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of May 15, 2018.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,239	$54,200
Prepaid expense and other receivables	2,587	7,678
Total current assets	21,826	61,878

Non-current assets:
Property, plant and equipment, net	-	-
Deposits	14,126	14,192

Total assets	$35,952	$76,070

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,182,510	$1,151,279
Stock subscription payable	25,641	-
Total current liabilities	1,208,151	1,151,279

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(8,049,091)	(7,952,355)
Accumulated other comprehensive loss	(6,297)	(6,043)
Total stockholders' deficit	(1,172,199)	(1,075,209)

Total liabilities and stockholders' deficit	$35,952	$76,070

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited)
	For the three months ended March 31,
	2018	2017

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	96,736	105,967

NET LOSS FROM OPERATIONS	(96,736)	(105,967)

OTHER INCOME:
Interest income	-	1

LOSS BEFORE INCOME TAX	(96,736)	(105,966)

Income taxes	-	-

NET LOSS	$(96,736)	$(105,966)

OTHER COMPREHENSIVE LOSS:

Foreign translation loss	(254)	(963)

COMPREHENSIVE LOSS	(96,990)	(106,929)

Net loss per common share, basic and diluted	(0.001)	(0.001)

Weighted average common shares outstanding, basic and diluted	114,915,852	94,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,736)	$(105,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses and other receivables	5,071	(820)
Accounts payable and accrued expenses	31,237	1,411
Net cash used in operating activities	(60,428)	(105,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscription received	25,641	-
Net cash provided by financing activities	25,641	-

Effect of currency rate changes on cash	(174)	(922)

Net decrease in cash and cash equivalents	(34,961)	(106,297)
Cash and cash equivalents, beginning of period	54,200	163,806

Cash and cash equivalents, end of period	$19,239	$57,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018.

Revenue Recognition

The Company recognizes revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded.

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

As of March 31, 2018 and December 31, 2017, the Company maintained $17,112 and $47,515 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	December 31,
	2018	2017
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8491	7.8130

	For the three months ended March 31,
	2018	2017
Average exchange rate for the period
USD : HKD exchange rate	7.8275	7.7607

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2018 and December 31, 2017.

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

 NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $96,736 and an accumulated deficit of $8,049,091 as of March 31, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2018 and December 31, 2017 is summarized as follows:

Schedule of Property and Equipment

	March 31, 2018	December 31, 2017
	(unaudited)

Office furniture and fixtures	$679	$679
Office equipment	7,027	7,027
Vehicles	165,313	165,313
Less: accumulated depreciation	(173,019)	(173,019)

Property, plant and equipment, net	$-	$-

Depreciation expense for the three months ended March 31, 2018 and 2017 was nil and nil, respectively.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2018, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of March 31, 2018, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 6 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2018 and 2017, respectively:

	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net loss	$(96,736)	$(105,966)
Denominator
Weighted average number of common shares outstanding —basic and diluted	114,915,852	94,915,852
Loss per common share — basic and diluted	$(0.001)	$(0.001)

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

Operating leases

The Company leases approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $565 per month.  In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2020, with monthly payments of approximately $4,378 per month.

The payment schedule for the operating lease agreements is listed below:

For the twelve months ended March 31,
2019	$52,530
2020	43,775

Total minimum lease payments	$96,305

During the three months ended March 31, 2018 and 2017, rent expense was $9,664 and $13,155, respectively.

Legal proceedings

As of March 31, 2018, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 8 – STOCK SUBCRIPTION PAYABLE

During the three months ended March 31, 2018, the Company received a deposit of $25,641 (HK$200,000) from a non-related party with intentions to purchase the Company’s common stock.  However, the transaction has not yet completed and therefore has been classified outside of equity for financial statement presentation. The deposit is non-interest bearing and is due on demand, if the transaction does not consummate.

NOTE 9 – SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the three months ended March 31, 2018.

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

Results of Operations

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Sales

For the three months ended March 31, 2018 and 2017, the Company generated no sales.

Operating expenses

For the three months ended March 31, 2018 and 2017, the Company’s selling, general and administrative expenses were $96,736 compared to $105,967 for the same period of the previous year.  The decrease is primarily the result of less consulting fees paid and other costs relating to business development with Makeliving.

Other Income (Expense)

For the three months ended March 31, 2018, the Company had $0 of interest income, as compared to $1 of interest income for the same period last year.

Net Loss

For the three months ended March 31, 2018, we had a net loss of $96,736, or $(0.001) per share, as compared to a net loss of $105,966, or $(0.001) per share, for the same period of 2017.

Liquidity and Capital Resources

As of March 31, 2018, the Company had cash and cash equivalents of $19,239 and a working capital deficit of $1,186,325.  For the three months ended March 31, 2018, the Company used net cash of $65,336 from its operating activities primarily from our net loss of $96,736, adjusted for our decrease in prepaid expenses of $5,071 and our increase in accrued expenses of $31,237.  By comparison, net cash used by operating activities was $105,375 for the same period of 2017.

During the three months ended March 31, 2018 and 2017, we did not have any investing activities.

During the three months ended March 31, 2018, financing activities was comprised of stock subscription deposit of $25,641 as compared to $0 financing activities for the same period last year.

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

Operating leases

The Company leases approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $565 per month.  In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2020, with monthly payments of approximately $4,378 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

May 15, 2018