Form 10-Q
period 2018-06-30
SCIENTIFIC ENERGY INC
filed 2018-08-09
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of August 9, 2018.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$ 79,371	$ 54,200
Prepaid expense and other receivables	5,706	7,678
Total current assets	85,077	61,878

Non-current assets:
Property, plant and equipment, net	1,529	-
Deposits	19,728	14,192
Total non-current assets	21,257	14,192

Total assets	$ 106,334	$ 76,070

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,153,076	$ 1,151,279
Note payable	35,000	-
Stock subscription payables	128,205	-
Total current liabilities	1,316,281	1,151,279

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(8,086,128)	(7,952,355)
Accumulated other comprehensive loss	(7,008)	(6,043)
Total stockholders' deficit	(1,209,947)	(1,075,209)

Total liabilities and stockholders' deficit	$ 106,334	$ 76,070

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For three months ended June 30,		For six months ended June 30,
	2018	2017	2018	2017
REVENUE	$ -	$ -	$ -	$ -
COST OF REVENUE	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	36,681	78,860	33,417	184,827
Depreciation	66	-	66	-
Total operating expenses	36,747	78,860	133,483	184,827

NET LOSS FROM OPERATIONS	(36,747)	(78,860)	(133,483)	(184,827)

Other income (expense):
Interest (expense) income	(290)	-	(290)	1

Net loss before provision for income taxes	(37,037)	(78,860)	(133,773)	(184,826)

Income taxes	-	-	-	-

NET LOSS	$ (37,037)	$ (78,860)	$ (133,773)	$ (184,826)

OTHER COMPREHENIVE LOSS:
Foreign translation loss	(711)	(313)	(965)	(1,276)

Comprehensive loss	$ (37,748)	$ (79,173)	$ (134,738)	$ (186,102)

Net loss per common share, basic and diluted	$ (0.000)	$ (0.001)	$ (0.001)	$ (0.002)

Weighted average common shares outstanding, basic and diluted	114,915,852	99,751,017	114,915,852	99,346,791

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (133,773)	$ (184,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66	-
Deposits	(5,600)	-
Prepaid expenses and other receivables	1.946	(470)
Accounts payable and accrued expenses	1,802	(1,395)
Net cash used in operating activities	(135,559)	(186,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,595)	-
Net cash used in investing activities	(1,595)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	200,000
Proceeds from note payable	35,000	-
Proceeds from subscription received	128,205	-
Net cash provided by financing activities	163,205	200,000

Effect of currency rate changes on cash	(880)	(1,144)

Net increase in cash and cash equivalents	25,171	12,165
Cash and cash equivalents, beginning of period	54,200	163,806

Cash and cash equivalents, end of period	$ 79,371	$ 175,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 290	$ -
Income tax paid	$ -	$ -

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018.

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

As of June 30, 2018 and December 31, 2017, the Company maintained $58,730 and $47,515 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,
	2018	2017
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8483	7.8130

	For the six months ended June 30,
	2018	2017
Average exchange rate for the period
USD : HKD exchange rate	7.8388	7.7736

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2018 and December 31, 2017.

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

 NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $133,773 and an accumulated deficit of $8,086,128 as of June 30, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2018 and December 31, 2017 is summarized as follows:

Schedule of Property, plant and equipment

	June 30, 2018	December 31, 2017
	(Unaudited)

Office furniture and fixtures	$679	$679
Office equipment	8,622	7,027
Vehicles	165,313	165,313
Less: accumulated depreciation	(173,085)	(173,019)

Property, plant and equipment, net	$1,529	$-

Depreciation expense for the three months ended June 30, 2018 and 2017 was $66 and nil, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $66 and nil, respectively.

NOTE 5 – NOTE PAYABLE

In May 2018, the Company issued an unsecured note payable for $35,000 bearing interest at 5.0% per annum, payable monthly and due on July 1, 2019.

NOTE 6 – STOCK SUBCRIPTION PAYABLES

During the six months ended June 30, 2018, the Company received a deposit of $128,205 (HK$1,000,000) from a non-related party with intentions to purchase the Company’s common stock.  However, the transaction has not yet completed and therefore has been classified outside of equity for financial statement presentation. The deposit is non-interest bearing and is due on demand, if the transaction does not consummate.

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2018, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of June 30, 2018, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 8 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2018 and 2017, respectively:

SCHEDULE OF LOSS PER SHARE

	Three Months Ended June, 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Numerator-basic and diluted
Net loss	$(37,037)	$(78,860)	$(133,773)	$(184,826)
Denominator
Weighted average number of common shares outstanding-basic and diluted	114,915,852	99,751,017	114,915,852	99,346,791

Loss per common share - basic and diluted	$(0.000)	$(0.001)	$(0.001)	$(0.002)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Operating leases

Effective June 1, 2018, the Company entered into a two year lease for approximately 250 square feet in Jersey City, New Jersey, expiring May 31, 2020 with monthly payments of $2,800 per month.  In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2020, with monthly payments of approximately $4,371 per month.

The payment schedule for the operating lease agreements is listed below:

For the twelve months ended June 30,
2019	$86,055
2020	61,398

Total minimum lease payments	$147,453

During the six months ended June 30, 2018 and 2017, rent expense was $22,153and $26,271, respectively.

Legal proceedings

As of June 30, 2018, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 10 – SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the six months ended June 30, 2018.

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

Results of Operations

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Sales

For the three months ended June 30, 2018 and 2017, the Company generated no sales.

Operating expenses

For the three months ended June 30, 2018 and 2017, the Company’s selling, general and administrative expenses were $36,747 compared to $78,860 for the same period of the previous year.  The decrease is primarily the result of less salary and consulting fees paid and other costs as compared to 2017.

Other Income (Expense)

For the three months ended June 30, 2018, the Company had $290 of interest expense, as compared to $0 for the same period last year.

Net Loss

For the three months ended June 30, 2018, we had a net loss of $37,748, or $(0.000) per share, as compared to a net loss of $79,173, or $(0.001) per share, for the same period of 2017.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Sales

For the six months ended June 30, 2018 and 2017, the Company generated no sales.

Operating expenses

For the six months ended June 30, 2018 and 2017, the Company’s selling, general and administrative expenses were $133,483 compared to $184,827 for the same period of the previous year.  The decrease is primarily the result of less salary and consulting fees paid and other costs as compared to 2017.

Other Income (Expense)

For the six months ended June 30, 2018, the Company had $290 of interest expense, as compared to $1 interest income for the same period last year.

Net Loss

For the six months ended June 30, 2018, we had a net loss of $133,773, or $(0.001) per share, as compared to a net loss of $186,102, or $(0.002) per share, for the same period of 2017.

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash and cash equivalents of $79,371 and a working capital deficit of $1,209,947.  For the six months ended June 30, 2018, the Company used net cash of $135,559 from its operating activities primarily from our net loss of $133,773, adjusted for depreciation of $66 and with increases in accrued expenses of $1,802, net with our decreases in prepaid expenses of $1,946, deposits of $5,600.  By comparison, net cash used by operating activities was $186,691 for the same period of 2017.

During the six months ended June 30, 2018, we used net cash in investing activities of $1,595 comprised of equipment purchasing as compared to nil for the same period last year.

During the six months ended June 30, 2018, financing activities was comprised of stock subscription deposits of $128,205 and proceeds from issuance of note payable of $35,000 as compared to $200,000 financing activities comprised of proceeds from the sale of common stock for the same period last year.

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

Operating leases

Effective June 1, 2018, the Company entered into a two year lease for approximately 250 square feet in New York City, New York, expiring May 31, 2020 with monthly payments of $2,800 per month.  In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2020, with monthly payments of approximately $4,371 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

August 9, 2018