Form 10-Q
period 2018-09-30
SCIENTIFIC ENERGY INC
filed 2018-11-13
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of November 12, 2018.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$ 102,974	$ 54,200
Prepaid expense and other receivables	10,089	7,678
Total current assets	113,063	61,878

Non-current assets:
Property, plant and equipment, net	1,396	-
Deposits	19,764	14,192
Total non-current assets	21,160	14,192

Total assets	$ 134,223	$ 76,070

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,153,786	$ 1,151,279
Note payable	35,000	-
Stock subscription payables	242,855	-
Total current liabilities	1,431,641	1,151,279

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of September 30, 2018 and December 31, 2017	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(8,173,983)	(7,952,355)
Accumulated other comprehensive loss	(6,624)	(6,043)
Total stockholders' deficit	(1,297,418)	(1,075,209)

Total liabilities and stockholders' deficit	$ 134,223	$ 76,070

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For three months ended September 30,		For nine months ended September 30,
	2018	2017	2018	2017
REVENUE	$ -	$ -	$ -	$ -
COST OF REVENUE	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	87,287	62,617	220,704	247,444
Depreciation	133	-	199	-
Total operating expenses	87,420	62,617	220,903	247,444

NET LOSS FROM OPERATIONS	(87,420)	(62,617)	(220,903)	(247,444)

Other income (expense):
Interest (expense) income	(435)	-	(725)	1

Net loss before provision for income taxes	(87,855)	(62,617)	(221,628)	(247,443)

Income taxes	-	-	-	-

NET LOSS	$ (87,855)	$ (62,617)	$ (221,628)	$ (247,443)

OTHER COMPREHENIVE LOSS:
Foreign translation gain (loss)	384	(111)	(581)	(1,387)

Comprehensive loss	$ (87,471)	$ (62,728)	$ (222,209)	$ (248,830)

Net loss per common share, basic and diluted	$ (0.001)	$ (0.001)	$ (0.002)	$ (0.000)

Weighted average common shares outstanding, basic and diluted	114,915,852	114,915,852	114,915,852	103,267,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (221,628)	$ (247,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	199	-
Deposits	(5,600)	-
Prepaid expenses and other receivables	(2,425)	(469)
Accounts payable and accrued expenses	2,506	(1,597)
Net cash used in operating activities	(226,948)	(249,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,595)	-
Net cash used in investing activities	(1,595)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	200,000
Proceeds from note payable	35,000	-
Proceeds from subscription received	242,855	-
Net cash provided by financing activities	277,855	200,000

Effect of currency rate changes on cash	(538)	(1,249)

Net increase (decrease) in cash and cash equivalents	48,774	(50,758)
Cash and cash equivalents, beginning of period	54,200	163,806

Cash and cash equivalents, end of period	$ 102,974	$ 113,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018.

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

As of September 30, 2018 and December 31, 2017, the Company maintained $93,632 and $47,515 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,
	2018	2017
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8282	7.8130

	For the nine months ended September 30,
	2018	2017
Average exchange rate for the period
USD : HKD exchange rate	7.8405	7.7876

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2018 and December 31, 2017.

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

 NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $221,628 and an accumulated deficit of $8,173,983 as of September 30, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2018 and December 31, 2017 is summarized as follows:

Schedule of Property, plant and equipment

	September 30, 2018	December 31, 2017
	(Unaudited)

Office furniture and fixtures	$675	$679
Office equipment	8,589	7,027
Vehicles	163,693	165,313
Less: accumulated depreciation	(171,561)	(173,019)

Property, plant and equipment, net	$1,396	$-

Depreciation expense for the three months ended September 30, 2018 and 2017 was $133 and nil, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $199 and nil, respectively.

NOTE 5 – NOTE PAYABLE

In May 2018, the Company issued an unsecured note payable for $35,000 bearing interest at 5.0% per annum, payable monthly and due on July 1, 2019.

NOTE 6 – STOCK SUBCRIPTION PAYABLES

During the nine months ended September 30, 2018, the Company received a deposit of $242,855 (HK$1,900,000) from a non-related party with intentions to purchase the Company’s common stock.  However, the transaction has not yet completed and therefore has been classified outside of equity for financial statement presentation. The deposit is non-interest bearing and is due on demand, if the transaction does not consummate.

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2018, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2018, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 8 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2018 and 2017, respectively:

SCHEDULE OF LOSS PER SHARE

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Numerator-basic and diluted
Net loss	$(87,855)	$(62,617)	$(221,628)	$(247,443)
Denominator
Weighted average number of common shares outstanding-basic and diluted	114,915,852	114,915,852	114,915,852	103,267,500

Loss per common share - basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

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

The payment schedule for the operating lease agreements is listed below:

For the twelve months ended September 30,
2019	$86,043
2020	39,881

Total minimum lease payments	$125,924

During the nine months ended September 30, 2018 and 2017, rent expense was $39,088 and $39,293, respectively.

Legal proceedings

As of September 30, 2018, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 10 – SUBSEQUENT EVENTS

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2018.

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

Results of Operations

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Sales

For the three months ended September 30, 2018 and 2017, the Company generated no sales.

Operating expenses

For the three months ended September 30, 2018 and 2017, the Company’s selling, general and administrative expenses were $87,287 compared to $62,617 for the same period of the previous year.  The increase is primarily the result of higher salary and consulting fees paid and other costs as compared to 2017.

Other Income (Expense)

For the three months ended September 30, 2018, the Company had $435 of interest expense, as compared to $0 for the same period last year.

Net Loss

For the three months ended September 30, 2018, we had a net loss of $87,855, or $(0.001) per share, as compared to a net loss of $62,617, or $(0.001) per share, for the same period of 2017.

For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Sales

For the nine months ended September 30, 2018 and 2017, the Company generated no sales.

Operating expenses

For the nine months ended September 30, 2018 and 2017, the Company’s selling, general and administrative expenses were $220,704 compared to $247,444 for the same period of the previous year.  The decrease is primarily the result of less salary and consulting fees paid and other costs as compared to 2017.

Other Income (Expense)

For the nine months ended September 30, 2018, the Company had $725 of interest expense, as compared to $1 interest income for the same period last year.

Net Loss

For the nine months ended September 30, 2018, we had a net loss of $221,628, or $(0.002) per share, as compared to a net loss of $247,443, or $(0.002) per share, for the same period of 2017.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash and cash equivalents of $102,974 and a working capital deficit of $1,318,578.  For the nine months ended September 30, 2018, the Company used net cash of $226,948 from its operating activities primarily from our net loss of $221,628, adjusted for depreciation of $199 and with increases in accounts payable and accrued expenses of $2,506 and increases in prepaid expenses of $2,425, net with our increases of deposits of $5,600.  By comparison, net cash used by operating activities was $249,509 for the same period of 2017.

During the nine months ended September 30, 2018, we used net cash in investing activities of $1,595 comprised of equipment purchasing as compared to nil for the same period last year.

During the nine months ended September 30, 2018, financing activities was comprised of stock subscription deposits of $242,855 and proceeds from issuance of note payable of $35,000 as compared to $200,000 financing activities comprised of proceeds from the sale of common stock for the same period last year.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 12, 2018