Form 10-K
period 2018-12-31
SCIENTIFIC ENERGY INC
filed 2019-04-05
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2018

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

(852) 2530-2089 (Registrant’s telephone number)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   114,915,852 shares of the registrant’s common stock were outstanding as of March 29, 2019.

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

Employees

As of December 31, 2018, the Company has three employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with its employees to be satisfactory.

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

Since inception we have never been profitable.  There can be no guarantee that we will ever be profitable.  For the year ended and as of December 31, 2018, the Company had net losses of $342,904 and had accumulated deficit of $8,295,259.  There is no assurance that we will be successful in reaching or maintaining profitable operations.  If our losses continue, our ability to operate may be severely impacted or alternatively we may be forced to terminate our operations.

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

The functional currency of our operations in Hong Kong is the Hong Kong dollar.  Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results.  During the years ended December 31, 2018 and 2017 and through this date, there has not been significant fluctuation in exchange rates between Hong Kong dollars and US dollars. However, future fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities.  Any future significant fluctuations in the exchange rate between the Hong Kong dollar and the United States dollar may bring down our operating income and lower our stock price.  We have no current plans to undertake any hedging activity to minimize exchange rate fluctuations.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the year ended December 31, 2018, the rent was $650 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2020. The space is approximately 770 square feet, and the rent is approximately $3,780 per month.

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

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Pink marketplace under symbol "SCGY", and has been traded very thinly and infrequently. Accordingly, we are not including a history of reported trades in the public market through December 31, 2018.

Holders

As of December 31, 2018, we had approximately 241 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2018.

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

Results of Operations

For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Sales

For the years ended December 31, 2018 and 2017, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Costs of Goods Sold

Cost of goods sold for the years ended December 31, 2018 and 2017 were nil because there were no sales.

Operating expenses

For the year ended December 31, 2018, the Company’s operating expenses were $341,384 compared to $306,252 for the year of 2017.  The increase is primarily the result of increased consulting fees paid towards business development in 2018.

Other Income (Expense)

For the year ended December 31, 2018, the Company had $1,520 of interest expense, net, as compared to $1 of interest income for the same period last year.  The interest expense in 2018 is related to notes payable issued in 2018.

Net Loss

For the year ended December 31, 2018, the Company had a net loss of $342,904, or $(0.003) per share, as compared to a net loss of $306,251, or $(0.003) per share, for the year of 2017.

Liquidity and Capital Resources

As of December 31, 2018, the Company had cash and cash equivalents of $153,041 and a working capital deficit of $1,440,879.  For the year ended December 31, 2018, the Company used net cash of $345,370 from its operating activities primarily from our net loss of $342,904 and our increase in deposits of $5,600, net with a decrease in prepaid expenses of $575 and increase in accounts payable of $2,227. By comparison, net cash used in operating activities was $308,347 in 2017.

During the year ended December 31, 2018, investing activities was comprised of $1,595 purchase of equipment as compared to nil in 2017.

During the year ended December 31, 2018, the Company’s financing activities provided net cash of $447,000, which was comprised of proceeds from issuance of notes payable of $100,000 and proceeds from common stock subscription of $347,000 as compared to net proceeds from financing activities of $200,000 comprised of issuance of 20 million shares of the Company’s common stock in a private placement in 2017.

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

Contractual Obligations

The Company leases approximately 250 square feet in Jersey City, New Jersey on a month to month basis of approximately $565 per month.  In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2020 with monthly payments of approximately $3,780 per month.

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

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCIENTIFIC ENERGY, INC.
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Stated in US Dollars)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2018 and 2017	F-2

Consolidated Statements of Operations and Comprehensive Losses for years ended December 31, 2018 and 2017	F-3

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2018 and 2017	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	F-5

Notes to Consolidated Financial Statements	F-6

中正達會計師事務所

Centurion ZD CPA & Co.

Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388   Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scientific Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive losses, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Ltd.)

Hong Kong

March 29, 2019

We have served as the Company's auditor since 2014.

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$153,041	$54,200
Prepaid expense and other receivables	7,087	7,678
Total current assets	160,128	61,878

Non-current assets:
Property, plant and equipment, net	1,263	-
Deposits	20,264	14,192
Total non-current assets	21,527	14,192

Total assets	$181,655	$76,070

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,154,007	$1,151,279
Note payable	100,000	-
Stock subscription payables	347,000	-
Total current liabilities	1,601,007	1,151,279

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized,114,915,852 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,149,159	1,149,159
Additional paid-in capital	5,734,030	5,734,030
Accumulated deficit	(8,295,259)	(7,952,355)
Accumulated other comprehensive loss	(7,282)	(6,043)
Total stockholders' deficit	(1,419,352)	(1,075,209)

Total liabilities and stockholders' deficit	$181,655	$76,070

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2018	2017

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	341,052	306,252
Depreciation	332	-
Total operating expenses	341,384	306,252

LOSS FROM OPERATIONS	(341,384)	(306,252)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(1,520)	1

LOSS BEFORE INCOME TAX	(342,904)	(306,251)

Income tax	-	-

NET LOSS	(342,904)	(306,251)

OTHER COMPREHENSIVE LOSS:
Foreign translation loss	(1,239)	(1,402)

COMPREHENSIVE LOSS	$(344,143)	$(307,653)

Net loss per common share, basic and diluted	$(0.003)	$(0.003)

Weighted average common shares outstanding, basic and diluted	114,915,852	106,203,523

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2018 and 2017

							Accumulated
	Preferred stock		Common stock				Other
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive loss	Total
Balance, January 1, 2017	-	$ -	94,915,852	$ 949,159	$ 5,734,030	$ (7,646,104)	$ (4,641)	$ (967,556)

Issuance of Common Stock for cash	-	-	20,000,000	200,000	-	-	-	200,000
Foreign currency transaction gain	-	-	-	-	-	-	(1,402)	(1,402)

Net loss	-	-	-	-	-	(306,251)	-	(306,251)
Balance, December 31, 2017	-	-	114,915,852	1,149,159	5,734,030	(7,952,355)	(6,043)	(1,075,209)

Foreign currency transaction loss	-	-	-	-	-	-	(1,239)	(1,239)

Net loss	-	-	-	-	-	(342,904)	-	(342,904)
Balance, December 31, 2018	-	$ -	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,295,259)	$ (7,282)	$ (1,419,352)

See the accompanying notes to the consolidated financial statement

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

Net loss	$(342,904)	$(306,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	332	-
Deposits	(5,600)	-
Prepaid expenses and other receivables	575	(1,192)
Accounts payable and accrued expenses	2,227	(904)
Net cash used in operating activities	(345,370)	(308,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,595)	-
Net cash used in investing activities	(1,595)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	200,000
Proceeds from note payable	100,000	-
Proceeds from subscription received	347,000	-
Net cash provided by financing activities	447,000	200,000

Effect of exchange rate changes on cash and cash equivalents	(1,194)	(1,259)

Net increase (decrease) in cash and cash equivalents	98,841	(109,606)
Cash and cash equivalents, beginning of year	54,200	163,806

Cash and cash equivalents, end of year	$153,041	$54,200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest expenses paid	$-	$-
Income tax paid	$-	$-

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

As of December 31, 2018 and December 31, 2017, the Company maintained $87,465 and $47,515 in foreign bank accounts not subject to FDIC coverage

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31,
	2018	2017
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8307	7.8130

Average exchange rate for the period
USD : HKD exchange rate	7.8377	7.7927

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2018 and 2017.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice on how certain transactions are classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The adoption of this guidance did not have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The adoption of this guidance did not have a material impact on its consolidated financial statements.

The Company has considered all other new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $342,904 and an accumulated deficit of $8,295,259 as of December 31, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Furniture and equipment as of December 31, 2018 and 2017 is summarized as follows:

	December 31,	December 31,
	2018	2017
Office furniture and fixtures	$676	$679
Office equipment	8,588	7,027
Vehicles	163,641	165,313
Less: accumulated depreciation	(171,642)	(173,019)

Property, plant and equipment, net	$1,263	$-

Depreciation expense for the years ended December 31, 2018 and 2017 was $332 and nil, respectively.

NOTE 5 – NOTE PAYABLE

In May 2018, the Company issued an unsecured note payable for $35,000 bearing interest at 5.0% per annum, payable monthly and due on July 1, 2019.

In November 2018, the Company issued an unsecured note payable for $65,000 bearing interest at 5.0% per annum, payable monthly and due on November 18, 2020.

The above accrued interests are included in accrued expenses and payable on the maturity date.

NOTE 6 – STOCK SUBCRIPTION PAYABLES

During the year ended December 31, 2018, the Company received deposits of $347,000 (HK$2,713,897) from non-related parties with intentions to purchase the Company’s common stock.  However, the transactions have not yet completed and therefore has been classified outside of equity for financial statement presentation. The deposits received are non-interest bearing and due on demand, if the transaction does not consummate.

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2018, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On June 8, 2017, the Company issued 20,000,000 shares to Aspect Group Limited for net proceeds of $200,000.

As of December 31, 2018, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 8 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the year ended December 31, 2018 and 2017, respectively:

Schedule of Loss Per Share

	For the Years Ended December 31,
	2018	2017
Numerator - basic and diluted
Net loss	$(342,904)	$(306,251)
Denominator
Weighted average number of common shares outstanding —basic and diluted	114,915,852	106,203,523
Loss per common share — basic and diluted	$(0.003)	$(0.003)

NOTE 9 - INCOME TAXES

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

For the year ended December 31, 2018, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2018, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $5,600,000, expiring within 20 years, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2018 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. is incorporated in the State of Utah in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. As of December 31, 2018, future net operation losses of approximately $0.10 million are available to offset future operating income through 2038.

British Virgin Islands

PDI Global Limited and Makeliving Limited are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, PDI Global Limited and Makeliving Limited are not subjected to tax on income or capital gains.

Hong Kong

Sinoforte Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5%. Sinoforte Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2018 and 2017, and therefore, Sinoforte Limited was not subjected to Hong Kong profits tax.

At December 31, 2018, the significant components of the deferred (tax assets) liabilities are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2018	December 31, 2017

Net operating loss carryforward	$(342,904)	$(306,251)
Inventory obsolescence	-	-

Total deferred tax assets	(342,904)	(306,251)
Valuation allowance	342,904	306,251
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized no provision for foreign income taxes.

Rate Reconciliation:	December 31, 2018	December 31, 2017

Book losses (worldwide) at federal statutory rate (21%)	$20,864	$25,943
Hong Kong Profit Tax rate (16.5%)	39,593	29,683
Change in valuation allowance	(60,457)	(55,626)
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2018 and 2017.  Tax years from 2013 through 2017 are open to examination by the taxing authorities.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Operating leases

Effective June 1, 2018, the Company entered into a two year lease for approximately 250 square feet in New York City, New York, expiring May 31, 2020 with monthly payments of $2,800 per month.  In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2020, with monthly payments of approximately $4,371 per month.

The payment schedule for the operating lease agreements is listed below:

For the twelve months ended December 31,
2019	$86,055
2020	18,371

Total minimum lease payments	$104,426

During the years ended December 31, 2018 and 2017, rent expense was $57,409 and $44,821, respectively.

Legal proceedings

As of December 31, 2018, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on our evaluation of our internal controls as of December 31, 2018, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	64	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2018, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2018.

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2018	-	-	-	-	-	-	-	-
CEO and	2017	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2018, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 29, 2019, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Management

As of March 29, 2019, no director, nominee and executive officer of the Company owned the security of the Company.

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by, Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited), our independent registered public accounting firms, for the periods indicated. We did not pay any other fees to our independent registered public accounting firm during the periods indicated below.

Fee Category	2018	2017
Audit Fees	$45,000	$45,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$45,000	$45,000

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the registrant's Annual Report on Form 10-K filed on April 8, 2010).

31.1	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1	Section 1350 Certifications of CEO and CFO
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date：	SCIENTIFIC ENERGY, INC.

March 29, 2019	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2019	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director