Form 10-Q
period 2019-03-31
SCIENTIFIC ENERGY INC
filed 2019-05-20
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(852) 2530-2089

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

Securities registered pursuant to Section 12(b) of the Act:  None

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of May 17, 2019.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 69,609	$ 153,041
Prepaid expense and other receivables	3,000	7,087
Total current assets	72,609	160,128

Non-current assets:
Property, plant and equipment, net	1,130	1,263
Right to use assets, net	75,313	-
Deposits	20,227	20,264
Total non-current assets	96,670	21,527

Total assets	$ 169,279	$ 181,655

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,165,200	$ 1,154,007
Lease liability	75,313	-
Note payable	100,000	100,000
Stock subscription payables	380,885	347,000
Total current liabilities	1,721,398	1,601,007

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(8,427,811)	(8,295,259)
Accumulated other comprehensive loss	(7,497)	(7,282)
Total stockholders' deficit	(1,552,119)	(1,419,352)

Total liabilities and stockholders' deficit	$ 169,279	$ 181,655

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited)
	For the three months ended March 31,
	2019	2018

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	131,175	96,736
Depreciation	133	-
Total Operating Expenses	131,308	96,736

NET LOSS FROM OPERATIONS	(131,308)	(96,736)

OTHER INCOME (EXPENSES):
Interest income (expenses) , net	(1,244)	-

LOSS BEFORE INCOME TAX	(132,552)	(96,736)

Income taxes	-	-

NET LOSS	$(132,552)	$(96,736)

OTHER COMPREHENSIVE LOSS:

Foreign translation loss	(215)	(254)

COMPREHENSIVE LOSS	(132,767)	(96,990)

Net loss per common share, basic and diluted	(0.001)	(0.001)

Weighted average common shares outstanding, basic and diluted	114,915,852	114,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2019

			Additional		Other
	Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2018	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,295,259)	$ (7,282)	$ (1,419,352)

Foreign currency transaction loss	-	-	-	-	(215)	(215)

Net loss	-	-	-	(132,552)	-	(132,552)
Balance, March 31, 2019 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,427,811)	$ (7,497)	$ (1,552,119)

See the accompanying notes to the unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2018

			Additional		Other
	Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2017	114,915,852	$ 1,149,159	$ 5,734,030	$ (7,952,355)	$ (6,043)	$ (1,075,209)

Foreign currency transaction loss	-	-	-	-	(254)	(254)

Net loss	-	-	-	(96,736)	-	(96,736)
Balance, March 31, 2018 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,049,091)	$ (6,297)	$ (1,172,199)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (132,552)	$ (96,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133	-
Prepaid expenses and other receivables	4,073	5,071
Accounts payable and accrued expenses	11,196	31,237
Net cash used in operating activities	(117,150)	(60,428)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from subscription received	33,885	25,641
Net cash provided by financing activity	33,885	25,641

Effect of currency rate changes on cash	(167)	(174)

Net decrease in cash and cash equivalents	(83,432)	(34,961)
Cash and cash equivalents, beginning of period	153,041	54,200

Cash and cash equivalents, end of period	$ 69,609	$ 19,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 75,313	$ -
Record lease liabilities upon adoption of ASC 842	$ 75,313	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 5, 2019.

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

As of March 31, 2019 and December 31, 2018, the Company maintained $19,394 and $17,112 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	December 31,
	2019	2018
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8506	7.8307

	For the three months ended March 31,
	2019	2018
Average exchange rate for the period
USD : HKD exchange rate	7.8462	7.8275

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2019 and December 31, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard had a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

Upon adoption, the Company recognized additional operating lease liabilities of approximately $95,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $95,000.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, the Company changed to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 5.

The Company has considered all other new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

 NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $132,552 and an accumulated deficit of $8,427,811 as of March 31, 2019. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2019 and December 31, 2018 is summarized as follows:

Schedule of Property and Equipment

	March 31, 2019	December 31, 2018
	(unaudited)

Office furniture and fixtures	$675	$676
Office equipment	8,579	8,588
Vehicles	163,230	163,641
Less: accumulated depreciation	(171,354)	(171,642)

Property, plant and equipment, net	$1,130	$1,263

Depreciation expense for the three months ended March 31, 2019 and 2018 was $133 and nil, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

Effective June 1, 2018, the Company entered into a two year lease for approximately 250 square feet in New York City, New York, expiring May 31, 2020 with monthly payments of $2,800 per month.  In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2020, with monthly payments of approximately $4,371 per month. The Company has an option to extend the leases for an additional (option) terms.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.  In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less.  In determining the length of the lease term to its long term lease, the Company determined it did not have an option to extend either lease.  At lease commencement dates, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $159,616.  On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets (net) of $95,111 and lease liability of $95,111.

Right to use assets is summarized below:

March 31, 2019
New York	$62,322
Hong Kong	97,294
Subtotal	159,616
Less accumulated depreciation	(84,303)
Right to use assets, net	$75,313

During the three months ended March 31, 2019 and 2018, the Company recorded $18,303 and $9,664 as lease expense to current period operations.

Lease liability is summarized below:

March 31, 2019
New York	$37,308
Hong Kong	38,005
Total lease liability	75,313
Less: short term portion	(75,313)
Long term portion	$-

Maturity analysis under these lease agreements are as follows:

Nine months ended December 31, 2019	$64,541
Year ended December 31, 2020	14,000
Total	78,541
Less: Present value discount	(3,228)
Lease liability	$75,313

Lease expense for the three months ended March 31, 2019 was comprised of the following:

Operating lease expense	$16,352
Short-term lease expense	1,951
$18,303

NOTE 6 – NOTE PAYABLE

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

NOTE 7 – STOCK SUBCRIPTION PAYABLES

During the three months ended March 31, 2019, the Company received deposits of $33,885 (HK$265,866) from non-related parties with intentions to purchase the Company’s common stock.  However, the transactions have not yet completed and therefore have been classified outside of equity for financial statement presentation. The deposits received are non-interest bearing and due on demand, if the transaction does not consummate.

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2019 and December 31, 2018, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On June 8, 2017, the Company issued 20,000,000 shares to Aspect Group Limited for net proceeds of $200,000.

As of March 31, 2019, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2019 and 2018, respectively:

	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net loss	$(132,552)	$(96,736)
Denominator
Weighted average number of common shares outstanding —basic and diluted	114,915,852	114,915,852
Loss per common share — basic and diluted	$(0.001)	$(0.001)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of March 31, 2019, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Sales

For the three months ended March 31, 2019 and 2018, the Company generated no sales.

Operating expenses

For the three months ended March 31, 2019 and 2018, the Company’s selling, general and administrative expenses were $131,175 compared to $96,736 for the same period of the previous year.  The increase is primarily the result of higher wages paid and other costs relating to business development.

Other Income (Expense)

For the three months ended March 31, 2019, the Company had $1,244 of interest expense relating to notes payable, as compared to $0 of interest expense for the same period last year.

Net Loss

For the three months ended March 31, 2019, we had a net loss of $132,552, or $(0.001) per share, as compared to a net loss of $96,736, or $(0.001) per share, for the same period of 2018.

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash and cash equivalents of $69,609 and a working capital deficit of $1,648,789.  For the three months ended March 31, 2019, the Company used net cash of $117,150 from its operating activities primarily from our net loss of $132,552, adjusted depreciation of $133 for our decrease in prepaid expenses of $4,073 and our increase in accrued expenses of $11,196.  By comparison, net cash used by operating activities was $60,428 for the same period of 2018.

During the three months ended March 31, 2019 and 2018, we did not have any investing activities.

During the three months ended March 31, 2019, financing activities was comprised of stock subscription deposit of $33,885 as compared to $25,641 financing activities for the same period last year.

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

Contractual Obligations

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the three month ended March 31, 2019, the rent was $650 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2020. The space is approximately 770 square feet, and the rent is approximately $3,780 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

May 17, 2019