Form 10-Q/A
period 2019-03-31
SCIENTIFIC ENERGY INC
filed 2019-05-30
CIK 1276531

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

Securities registered pursuant to Section 12(b) of the Act:  None.

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of May 17, 2019.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Company’s Quarterly  Report on Form 10-Q for the quarter ended March 31, 2019, originally filed with the Securities and Exchange Commission on May 20, 2019 (the "Original Filing").

The purpose we are filing this Amendment is to add XBRL exhibits, which were failed to attach to the Original Filing. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing.

This Amendment continues to speak as of the date of the Form 10-Q filed on May 20, 2019 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing.

As required, currently-dated certifications from the Company's Principal Executive and Principal Financial Officer have been included as exhibits to this Amendment.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 69,609	$ 153,041
Prepaid expense and other receivables	3,000	7,087
Total current assets	72,609	160,128

Non-current assets:
Property, plant and equipment, net	1,130	1,263
Right to use assets, net	75,313	-
Deposits	20,227	20,264
Total non-current assets	96,670	21,527

Total assets	$ 169,279	$ 181,655

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,165,200	$ 1,154,007
Lease liability	75,313	-
Note payable	100,000	100,000
Stock subscription payables	380,885	347,000
Total current liabilities	1,721,398	1,601,007

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(8,427,811)	(8,295,259)
Accumulated other comprehensive loss	(7,497)	(7,282)
Total stockholders' deficit	(1,552,119)	(1,419,352)

Total liabilities and stockholders' deficit	$ 169,279	$ 181,655

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited)
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

REVENUE	$-	$-
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	131,175	96,736
Depreciation	133	-
Total Operating Expenses	131,308	96,736

NET LOSS FROM OPERATIONS	(131,308)	(96,736)

OTHER INCOME (EXPENSES):
Interest income (expenses) , net	(1,244)	-

LOSS BEFORE INCOME TAX	(132,552)	(96,736)

Income taxes	-	-

NET LOSS	$(132,552)	$(96,736)

OTHER COMPREHENSIVE LOSS:

Foreign translation loss	(215)	(254)

COMPREHENSIVE LOSS	(132,767)	(96,990)

Net loss per common share, basic and diluted	(0.001)	(0.001)

Weighted average common shares outstanding, basic and diluted	114,915,852	114,915,852

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

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (132,552)	$ (96,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133	-
Prepaid expenses and other receivables	4,073	5,071
Accounts payable and accrued expenses	11,196	31,237
Net cash used in operating activities	(117,150)	(60,428)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from subscription received	33,885	25,641
Net cash provided by financing activity	33,885	25,641

Effect of currency rate changes on cash	(167)	(174)

Net decrease in cash and cash equivalents	(83,432)	(34,961)
Cash and cash equivalents, beginning of period	153,041	54,200

Cash and cash equivalents, end of period	$ 69,609	$ 19,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 75,313	$ -
Record lease liabilities upon adoption of ASC 842	$ 75,313	$ -

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

NOTE 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2019 and 2018, respectively:

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net loss	$(132,552)	$(96,736)
Denominator
Weighted average number of common shares outstanding —basic and diluted	114,915,852	114,915,852
Loss per common share — basic and diluted	$(0.001)	$(0.001)

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

May 28, 2019