Form 10-Q
period 2019-09-30
SCIENTIFIC ENERGY INC
filed 2019-11-13
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50559

SCIENTIFIC ENERGY INC.

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of November 12, 2019.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 86,024	$ 153,041
Prepaid expense and other receivables	2,800	7,087
Total current assets	88,824	160,128

Non-current assets:
Property, plant and equipment, net	2,079	1,263
Right to use assets, net	34,683	-
Deposits	20,182	20,264
Total non-current assets	56,944	21,527

Total assets	$ 145,768	$ 181,655

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,156,727	$ 1,154,007
Lease liability	34,683	-
Note payable	223,000	100,000
Stock subscription payables	565,599	347,000
Total current liabilities	1,980,009	1,601,007

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(8,708,570)	(8,295,259)
Accumulated other comprehensive loss	(8,860)	(7,282)
Total stockholders' deficit	(1,834,241)	(1,419,352)

Total liabilities and stockholders' deficit	$ 145,768	$ 181,655

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended September 30, 2019	Three Months ended September 30, 2018	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
REVENUE	$ -	$ -	$ -	$ -
COST OF REVENUE	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	132,555	87,287	407,695	220,704
Depreciation	245	133	530	199
Total operating expenses	132,800	87,420	408,225	220,903

NET LOSS FROM OPERATIONS	(132,800)	(87,420)	(408,225)	(220,903)

Other income (expense):
Interest (expense) income	(2,614)	(435)	(5,086)	(725)

Net loss before provision for income taxes	(135,414)	(87,855)	(413,311)	(221,628)

Income taxes	-	-	-	-

NET LOSS	$ (135,414)	$ (87,855)	$ (413,311)	$ (221,628)

OTHER COMPREHENIVE LOSS:
Foreign translation (loss) gain	(457)	384	(1,578)	(581)

Comprehensive loss	$ (135,871)	$ (87,471)	$ (414,889)	$ (222,209)

Net loss per common share, basic and diluted	$ (0.001)	$ (0.001)	$ (0.004)	$ (0.002)

Weighted average common shares outstanding, basic and diluted	114,915,852	114,915,852	114,915,852	114,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance, December 31, 2018	114,915,852	$1,149,159	$ 5,734,030	$ (8,295,259)	$ (7,282)	$ (1,419,352)

Foreign currency transaction loss	-	-	-	-	(215)	(215)

Net loss	-	-	-	(132,552)	-	(132,552)

Balance, March 31, 2019 (unaudited)	114,915,852	1,149,159	5,734,030	(8,427,811)	(7,497)	(1,552,119)

Foreign currency transaction loss	-	-	-	-	(906)	(906)

Net loss	-	-	-	(145,345)	-	(145,345)

Balance, June 30, 2019 (unaudited)	114,915,852	1,149,159	5,734,030	(8,573,156)	(8,403)	(1,698,370)

Foreign currency transaction loss	-	-	-	-	(457)	(457)

Net loss	-	-	-	(135,414)	-	(135,414)

Balance, September 30, 2019 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,708,570)	$ (8,860)	$ (1,834,241)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance, December 31, 2017	114,915,852	$1,149,159	$ 5,734,030	$ (7,952,355)	$ (6,043)	$(1,075,209)

Foreign currency transaction loss	-	-	-	-	(254)	(254)

Net loss	-	-	-	(96,736)	-	(96,736)

Balance, March 31, 2018 (unaudited)	114,915,852	1,149,159	5,734,030	(8,049,091)	(6,297)	(1,172,199)

Foreign currency transaction loss	-	-	-	-	(711)	(711)

Net loss	-	-	-	(37,037)	-	(37,037)

Balance, June 30, 2018 (unaudited)	114,915,852	1,149,159	5,734,030	(8,086,128)	(7,008)	(1,209,947)

Foreign currency transaction gain	-	-	-	-	384	384

Net loss	-	-	-	(87,855)	-	(87,855)

Balance, September 30, 2018 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,173,983)	$ (6,624)	$(1,297,418)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (413,311)	$ (221,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	530	199
Deposits	66	(5,600)
Prepaid expenses and other receivables	4,280	(2,425)
Accounts payable and accrued expenses	2,720	2,506
Net cash used in operating activities	(405,715)	(226,948)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of equipment	(1,346)	(1,595)
Net cash used in investing activities	(1,346)	(1,595)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from note payable	123,000	35,000
Proceeds from subscription received	218,599	242,855
Net cash provided by financing activity	341,599	277,855

Effect of currency rate changes on cash	(1,555)	(538)

Net (decrease) increase in cash and cash equivalents	(67,017)	48,774
Cash and cash equivalents, beginning of period	153,041	54,200

Cash and cash equivalents, end of period	$ 86,024	$ 102,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 5,138	$ 725
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 75,313	$ -
Record lease liabilities upon adoption of ASC 842	$ 75,313	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 5, 2019.

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

As of September 30, 2019 and December 31, 2018, the Company maintained $39,365 and $87,465 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2019	December 31, 2018
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8391	7.8307

	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Average exchange rate for the period
USD : HKD exchange rate	7.8384	7.8405

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2019 and December 31, 2018.

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

 NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $413,311 and an accumulated deficit of $8,708,570 as of September 30, 2019. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These consolidated financial statements do not include any adjustments that might result from this uncertainty which may include adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2019 and December 31, 2018 is summarized as follows:

Schedule of Property, Plant and Equipment

	September 30, 2019	December 31, 2018
	(unaudited)

Office furniture and fixtures	$675	$676
Office equipment	9,930	8,588
Vehicles	163,465	163,641
Less: accumulated depreciation	(171,991)	(171,642)

Property, plant and equipment, net	$2,079	$1,263

Depreciation expense for the three and nine months ended September 30, 2019 was $245 and $530; and for the three and nine months ended September 30, 2018 was $133 and $199, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

Effective June 1, 2018, the Company entered into a two-year lease for approximately 250 square feet in New York City, New York, expiring May 31, 2020 with monthly payments of $2,800 per month.  In addition, the Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2020, with monthly payments of approximately $4,371 per month. The Company has an option to extend the leases for an additional (option) terms.

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

Right to use assets is summarized below:

September 30, 2019
New York	$62,322
Hong Kong	97,291
Subtotal	159,613
Less accumulated depreciation	(124,930)
Right to use assets, net	$34,683

During the nine months ended September 30, 2019 and 2018, the Company recorded $54,932 and $39,088 as lease expense to current period operations.

Lease liability is summarized below:

September 30, 2019
New York	$21,743
Hong Kong	12,940
Total lease liability	34,683
Less: short term portion	(34,683)
Long term portion	$-

Maturity analysis under these lease agreements are as follows:

Nine months ended December 31, 2019	$21,513
Year ended December 31, 2020	14,000
Total	35,513
Less: Present value discount	(830)
Lease liability	$34,683

Lease expense for the three months ended September 30, 2019 was comprised of the following:

Operating lease expense	$16,361
Short-term lease expense	1,959
$18,320

Lease expense for the nine months ended September 30, 2019 was comprised of the following:

Operating lease expense	$49,082
Short-term lease expense	5,850
$54,932

NOTE 6 – NOTE PAYABLE

In May 2018, the Company issued an unsecured note payable for $35,000 bearing interest at 5.0% per annum, payable monthly and due on July 1, 2019.  The Company entered into an Extension Agreement in order to extend the due date of the note payable for all outstanding principal and accrued and unpaid interest due to November 18, 2020.

In November 2018, the Company issued an unsecured note payable for $65,000 bearing interest at 5.0% per annum, payable monthly and due on November 18, 2020.

In July 2019, the Company issued an unsecured note payable for $123,000 bearing interest at 5.0% per annum, payable monthly and due on July 9, 2021.

The above accrued interests are included in accrued expenses and payable on the maturity date.

NOTE 7 – STOCK SUBCRIPTION PAYABLES

During the nine months ended September 30, 2019, the Company received deposits of $218,599 (HK$1,716,000) from non-related parties with intentions to purchase the Company’s common stock.  However, the transactions have not yet completed and therefore have been classified outside of equity for financial statement presentation. The deposits received are non-interest bearing and due on demand, if the transaction does not consummate.

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2019, and December 31, 2018, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

On June 8, 2017, the Company issued 20,000,000 shares to Aspect Group Limited for net proceeds of $200,000.

As of September 30, 2019, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Numerator-basic and diluted
Net loss	$(135,414)	$(87,855)	$(413,311)	$(221,628)
Denominator
Weighted average number of common shares outstanding-basic and diluted	114,915,852	114,915,852	114,915,852	114,915,852

Loss per common share - basic and diluted	$(0.001)	$(0.001)	$(0.004)	$(0.002)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of September 30, 2019, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Sales

For the three months ended September 30, 2019 and 2018, the Company generated no sales.

Operating expenses

For the three months ended September 30, 2019 and 2018, the Company’s selling, general and administrative expenses were $132,800 compared to $87,420 for the same period of the previous year.  The increase is primarily the result of higher wages paid and other costs relating to business development.

Other Income (Expense)

For the three months ended September 30, 2019, the Company had $2,614 of interest expense relating to notes payable, as compared to $435 of interest expense for the same period last year.

Net Loss

For the three months ended September 30, 2019, we had a net loss of $135,414, or $(0.001) per share, as compared to a net loss of $87,855, or $(0.001) per share, for the same period of 2018.

For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Sales

For the nine months ended September 30, 2019 and 2018, the Company generated no sales.

Operating expenses

For the nine months ended September 30, 2019 and 2018, the Company’s selling, general and administrative expenses were $408,225 compared to $220,903 for the same period of the previous year.  The increase is primarily the result of higher wages paid and other costs relating to business development.

Other Income (Expense)

For the nine months ended September 30, 2019, the Company had $5,086 of interest expense relating to notes payable, as compared to $725 of interest expense for the same period last year.

Net Loss

For the nine months ended September 30, 2019, we had a net loss of $413,311, or $(0.004) per share, as compared to a net loss of $221,628, or $(0.002) per share, for the same period of 2018.

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash and cash equivalents of $86,024 and a working capital deficit of $1,891,185.  For the nine months ended September 30, 2019, the Company used net cash of $405,715 from its operating activities primarily from our net loss of $413,311, adjusted depreciation of $530 for our decrease in prepaid expenses of $4,280, our decrease in deposits of $66 and our increase in accrued expenses of $2,720.  By comparison, net cash used by operating activities was $226,948 for the same period of 2018.

During the nine months ended September 30, 2019 and 2018, we used net cash in investing activities of $1,346 and $1,595, to purchase equipment.

During the nine months ended September 30, 2019, financing activities was comprised of stock subscription deposit of $218,599 and proceeds from issuance of note payable of $123,000 as compared to $277,855 financing activities for the same period last year.

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

Contractual Obligations

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the nine-month ended September 30, 2019, the rent was $650 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2020. The space is approximately 770 square feet, and the rent is approximately $3,780 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 13, 2019