Form 10-K
period 2019-12-31
SCIENTIFIC ENERGY INC
filed 2020-05-14
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2019

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

(852) 2530 -2089 (Registrant’s telephone number)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   114,915,852 shares of the registrant’s common stock were outstanding as of May 13, 2020.

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

On January 23, 2018, the Company entered into an agreement with Cityhill Limited, a wholly owned subsidiary of Elate Holdings Limited, a Hong Kong listed public company, pursuant to which parties agreed to establish a joint venture (the “Joint Venture”).  Each party owns 50% equity interest in the Joint Venture respectively.

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

Employees

As of December 31, 2019, the Company has three employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with its employees to be satisfactory.

Item 1A.   RISK FACTORS

Risk of Health Emergencies and Market Disruption

The occurrence of widespread health emergencies could have a material adverse effect on our business and results of operations. The recent outbreak of coronavirus (“COVID-19”), which has been identified as a “pandemic”, has resulted in decreased economic activity and ongoing health concerns, which have adversely affected the broader global economy. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations and financial conditions but also our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. Depending on the severity and longevity of the COVID-19 pandemic, our business and shareholders may experience a significant negative impact.

We are not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.   DESCRIPTION OF PROPERTY

The Company and its subsidiaries rent three corporate offices:

•

Jersey City, NJ office, approximately 250 square feet, on a month-by-month basis with the rent $650 per month.

•

Hong Kong office, which is leased on a term of two years ending in January 2020. The space is approximately 770 square feet, and the rent is approximately $3,780 per month.

•

New York City, NY office, the rent is $2,800 per month. The original lease will be ended on June 30, 2020.

Each of the above office space is adequate for our current needs.

Item 3.   LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Pink marketplace under symbol "SCGY", and has been traded very thinly and infrequently. Accordingly, we are not including a history of reported trades in the public market through December 31, 2019.

Holders of Our Common Stock

As of December 31, 2019, we had 114,915,852 shares of our common stock issued and outstanding, held by approximately 240 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock should our stock ever be traded on a public market. Therefore, stockholders may have difficulty selling our securities.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Performance graph

Not required for smaller reporting companies.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2019.

Item 6.   SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

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

On January 23, 2018, the Company entered into an agreement with Cityhill Limited, a wholly owned subsidiary of Elate Holdings Limited, a Hong Kong listed public company, pursuant to which parties agreed to establish a joint venture (the “Joint Venture”).  Each party owns 50% equity interest in the Joint Venture respectively.

The Venture Joint, with the support of blockchain technology, is to provide global trading service of physical gold for global customers. The parties contribute their respective experiences in blockchain technology and marketing. The Company will assist the Joint Venture in exploring the North America and Europe markets, while Cityhill will focus on the Asian markets.

Results of Operations

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Sales

For the years ended December 31, 2019 and 2018, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Costs of Goods Sold

Cost of goods sold for the years ended December 31, 2019 and 2018 were nil because there were no sales.

Operating expenses

For the year ended December 31, 2019, the Company’s operating expenses were $523,606 compared to $341,384 for the year of 2018.  The increase is primarily the result of increased consulting fees paid towards business development in 2019.

Other Income (Expense)

For the year ended December 31, 2019, the Company had $7,868 of interest expense, net, as compared to $1,520 of interest expense for the same period last year.  The interest expense in 2019 and 2018 is related to notes payable issued in 2018 and 2019.

Net Loss

For the year ended December 31, 2019, the Company had a net loss of $544,313, or $(0.005) per share, as compared to a net loss of $342,904, or $(0.003) per share, for the year of 2018.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $544,313 for the year ended December 31, 2019 and had an accumulated deficit of $8,839,572 as of December 31, 2019. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Liquidity and Capital Resources

As of December 31, 2019, the Company had cash and cash equivalents of $84,629 and a working capital deficit of $1,950,015.  For the year ended December 31, 2019, the Company used net cash of $520,560 from its operating activities primarily from our net loss of $544,313, net with depreciation of $775 and share of expense from unconsolidated entities $12,839, a decrease in prepaid expenses of $4,287 and increase in deposits of $12 and accounts payable of $5,864. By comparison, net cash used in operating activities was $345,370 in 2018.

During the year ended December 31, 2019, investing activities was comprised of $1,346 purchase of equipment and investments in unconsolidated entities of $12,839 as compared to $1,595 and $Nil separately in 2018.

During the year ended December 31, 2019, the Company’s financing activities provided net cash of $452,683, which was comprised of proceeds from issuance of notes payable of $123,000 and proceeds from common stock subscription of $329,683 as compared to net proceeds from financing activities of $100,000 comprised of issuance of notes payable and $347,000 common stock subscription received in 2018.

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

Contractual Obligations

The Company leases approximately 250 square feet in Jersey City, New Jersey under a two-year lease, expiring May 31, 2020 at approximately $2,800 per month.  In addition, the Company entered into a two year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2020 with monthly payments of approximately $4,371 per month.

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

We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied.  Our significant accounting policies are summarized in Note 2 to our consolidated financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCIENTIFIC ENERGY, INC.
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(Stated in US Dollars)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2019 and 2018	F-2

Consolidated Statements of Operations and Comprehensive Losses for years ended December 31, 2019 and 2018	F-3

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2019 and 2018	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018	F-5

Notes to Consolidated Financial Statements	F-6

中正達會計師事務所

Centurion ZD CPA & Co.

Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388   Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scientific Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive losses, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co

Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Ltd.)

Hong Kong

May 13, 2019

We have served as the Company's auditor since 2014.

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$ 84,629	$ 153,041
Prepaid expense and other receivables	2,800	7,087
Total current assets	87,429	160,128

Non-current assets:
Joint venture	-	-
Property, plant and equipment, net	1,834	1,263
Right to use assets, net	13,724	-
Deposits	20,276	20,264
Total non-current assets	35,834	21,527

Total assets	$ 123,263	$ 181,655

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,159,871	$ 1,154,007
Lease liability	13,724	-
Note payable	223,000	100,000
Stock subscription payables	676,683	347,000
Total current liabilities	2,073,278	1,601,007

Commitments and Contingencies (Note 12)	-	-

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of December 31, 2019 and 2018	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(8,839,572)	(8,295,259)
Accumulated other comprehensive loss	6,368	(7,282)
Total stockholders' deficit	(1,950,015)	(1,419,352)

Total liabilities and stockholders' deficit	$ 123,263	$ 181,655

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2019	2018
REVENUE	$ -	$ -
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	522,831	341,052
Depreciation	775	332
Total operating expenses	523,606	341,384

NET LOSS FROM OPERATIONS	(523,606)	(341,384)

Other income (expense):
Share of (expense) income from unconsolidated entities	(12,839)	-
Interest (expense) income, net	(7,868)	(1,520)

Net loss before provision for income taxes	(544,313)	(342,904)

Income taxes	-	-

NET LOSS	$ (544,313)	$ (342,904)

OTHER COMPREHENIVE LOSS:
Foreign translation (loss) gain	13,650	(1,239)

Comprehensive loss	$ (530,663)	$ (344,143)

Net loss per common share, basic and diluted	$ (0.005)	$ (0.003)

Weighted average common shares outstanding, basic and diluted	114,915,852	114,915,852

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional		Other
	Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2017	114,915,852	$ 1,149,159	$ 5,734,030	$ (7,952,355)	$ (6,043)	$ (1,075,209)

Foreign currency transaction loss	-	-	-	-	(1,239)	(1,239)

Net loss	-	-	-	(342,904)	-	(342,904)
Balance, December 31, 2018	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,295,259)	$ (7,282)	$ (1,419,352)

Foreign currency transaction income	-	-	-	-	13,650	13,650

Net loss	-	-	-	(544,313)	-	(531,474)

Balance, December 31, 2019	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,839,572)	$ 6,368	$ (1,950,015)

See the accompanying notes to the consolidated financial statement

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (544,313)	$ (342,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	775	332
Share of expense from unconsolidated entities	12,839	-
Deposits	(12)	(5,600)
Prepaid expenses and other receivables	4,287	575
Accounts payable and accrued expenses	5,864	2,227
Net cash used in operating activities	(520,560)	(345,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	(12,839)	-
Purchase of equipment	(1,346)	(1,595)
Net cash used in investing activities	(14,185)	(1,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	123,000	100,000
Proceeds from subscription received	329,683	347,000
Net cash provided by financing activities	452,683	447,000

Effect of currency rate changes on cash	13,650	(1,194)

Net (decrease) / increase in cash and cash equivalents	(68,412)	98,841
Cash and cash equivalents, beginning of period	153,041	54,200

Cash and cash equivalents, end of period	$ 84,629	$ 153,041

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid / (received), net	$ 7,868	$ 1,520
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 13,724	$ -
Record lease liabilities upon adoption of ASC 842	$ 13,724	$ -

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

On March 28, 2006, the Company set up a wholly owned subsidiary, PDI Global Limited (“PDI”), which was incorporated in the British Virgin Islands in order to engage in a business of e-commerce platform.

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

As of December 31, 2019, and December 31, 2018, the Company maintained $51,372 and $87,465 in foreign bank accounts not subject to FDIC coverage

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2019	December 31, 2018
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7889	7.8307

	Year ended December 31, 2019	Year Ended December 31, 2018
Average exchange rate for the period
USD : HKD exchange rate	7.8350	7.8377

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2019 and 2018.

Investment in Unconsolidated Joint Ventures

The Company entered into a JV agreement with an independent third party, to form a JV company. The joint venture agreement provides the Company with only the rights to the assets and obligation for the liabilities of the joint arrangement resting primarily with the JV. In adopting ASC Topic 323, Investments - Equity Method and Joint Ventures (Topic 323), the Company’s investment in joint venture is accounted for using the equity method.

Lease liabilities

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

New accounting pronouncements not yet effective:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The new accounting standard will be effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. The Group does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $531,474 and an accumulated deficit of $8,839,572 as of December 31, 2019. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Furniture and equipment as of December 31, 2019 and 2018 is summarized as follows:

	December 31,	December 31,
	2019	2018
Office furniture and fixtures	$678	$676
Office equipment	9,952	8,588
Vehicles	164,519	165,641
Less: accumulated depreciation	(173,315)	(171,642)

Property, plant and equipment, net	$1,834	$1,263

Depreciation expense for the years ended December 31, 2019 and 2018 was $775 and $332, respectively.

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

At lease commencement dates, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $160,240.  On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets (net) of $95,111 and lease liability of $95,111.

Right to use assets is summarized below:

December 31, 2019
New York	$62,322
Hong Kong	97,918
Subtotal	160,240
Less accumulated depreciation	(146,516)
Right to use assets, net	$13,724

During the year ended December 31, 2019 and 2018, the Company recorded $81,066 and $57,409 as lease expense to current period operations.

Lease liability is summarized below:

December 31, 2019
New York	$13,724
Hong Kong	-
Total lease liability	13,724
Less: short term portion	(13,724)
Long term portion	$-

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2020	$14,000
Less: Present value discount	(276)
Lease liability	$13,724

Lease expense for the year ended December 31, 2019 was comprised of the following:

Operating lease expense	$65,457
Short-term lease expense	15,609
$81,066

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

NOTE 7 – STOCK SUBCRIPTION PAYABLES

During the year ended December 31, 2019 and 2018, the Company received deposits of $676,683 (HK$5,300,319) and $347,000 (HK$2,713,897) respectively, from non-related parties with intentions to purchase the Company’s common stock.  However, the transactions have not yet completed and therefore has been classified outside of equity for financial statement presentation. The deposits received are non-interest bearing and due on demand, if the transaction does not consummate.

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2019, and 2018, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2019, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the year ended December 31, 2019 and 2018, respectively:

Schedule of Loss Per Share

	For the Years Ended December 31,
	2019	2018
Numerator - basic and diluted
Net loss	$(544,313)	$(342,904)
Denominator
Weighted average number of common shares outstanding —basic and diluted	114,915,852	114,915,852
Loss per common share — basic and diluted	$(0.005)	$(0.003)

NOTE 10 - INCOME TAXES

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

For the year ended December 31, 2019, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2019, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $5,600,000, expiring within 20 years, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2019 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. is incorporated in the State of Utah in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. As of December 31, 2019, future net operation losses of approximately $0.10 million are available to offset future operating income through 2039.

British Virgin Islands

PDI Global Limited and Makeliving Limited are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, PDI Global Limited and Makeliving Limited are not subjected to tax on income or capital gains.

Hong Kong

Sinoforte Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first HK$2 million of profits of qualifying corporations, and profits above HK$2 million will be taxed at 16.5%. Sinoforte Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2019 and 2018, and therefore, Sinoforte Limited was not subjected to Hong Kong profits tax.

At December 31, 2019 and 2018, the significant components of the deferred (tax assets) liabilities are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2019	December 31, 2018

Net operating loss carryforward	$(531,474)	$(342,904)
Inventory obsolescence	-	-

Total deferred tax assets	(531,474)	(342,904)
Valuation allowance	531,474	342,904
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized no provision for foreign income taxes.

Rate Reconciliation:	December 31, 2019	December 31, 2018

Book losses (worldwide) at federal statutory rate (21%)	$25,995	$20,864
Hong Kong Profit Tax rate (8.25%)	33,634	39,593
Change in valuation allowance	(59,629)	(60,457)
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2019 and 2018.  Tax years from 2014 through 2018 are open to examination by the taxing authorities.

NOTE 11 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	December 31,
2019
Account receivables	$406,412
Inventory	259,051
Cash and cash equivalents	957,207
Total assets	1,622,670

Other payable	(1,370,019)
Customer deposit	(2,169,378)
Total liabilities	(3,539,397)

Net liabilities	$(1,916,727)

Statement of Operations:	December 31,
2019
Revenue	$-
Operating expense	(1,933,051)
Net loss from operations	(1,933,051)

Other income (expense):
Interest (expense) income, net	2,089
Net loss	$(1,930,962)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Capital commitment

As of December 31, 2018 and 2019, no capital commitment was expected.

Legal Proceeding

As of December 31, 2019, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on our evaluation of our internal controls as of December 31, 2019, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	65	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2019, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2019.

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2019	-	-	-	-	-	-	-	-
CEO and	2018	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2019, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of May 13, 2020, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Liang Huang (2) c/o 27 Weldon Street Jersey City, NJ 07306	31,261,920	27.2%
Common	Aspect Group Limited c/o 40 Wall Street, 28th Floor, #2864 New York, NY 10005	20,000,000	17.4%

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Management

As of May 13, 2020, no director, nominee and executive officer of the Company owned the security of the Company.

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

Certain Related Party Transactions During the Last Two Fiscal Years

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

Fee Category	2019	2018
Audit Fees	$45,000	$45,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$45,000	$45,000

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the registrant's Annual Report on Form 10-K filed on April 5, 2019).

31.1	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1	Section 1350 Certifications of CEO and CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date：	SCIENTIFIC ENERGY, INC.

May 13, 2020	By:/s/Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 13, 2020	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director