Form 10-K/A
period 2019-12-31
SCIENTIFIC ENERGY, INC
filed 2020-05-21
CIK 1276531

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission on May 14, 2020 (the "Original Filing").

We are filing this Amendment solely to correct certain clerical error. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing.

This Amendment continues to speak as of the date of the Form 10-K filed on May 14, 2020 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing.

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

May 13, 2020

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Furniture and equipment as of December 31, 2019 and 2018 is summarized as follows:

	December 31,	December 31,
	2019	2018
Office furniture and fixtures	$678	$676
Office equipment	9,952	8,588
Vehicles	164,519	163,641
Less: accumulated depreciation	(173,315)	(171,642)

Property, plant and equipment, net	$1,834	$1,263

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

Date：	SCIENTIFIC ENERGY, INC.

May 21, 2020	By:/s/Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 21, 2020	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director