Form 10-Q
period 2020-06-30
SCIENTIFIC ENERGY, INC
filed 2020-08-12
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of August 12, 2020.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 58,459	$ 84,629
Prepaid expense and other receivables	3,000	2,800
Total current assets	61,459	87,429

Non-current assets:
Joint venture	-	-
Property, plant and equipment, net	1,344	1,834
Right to use assets, net	74,756	13,724
Deposits	20,349	20,276
Total non-current assets	96,449	35,834

Total assets	$ 157,908	$ 123,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,172,250	$ 1,159,871
Lease liability	48,838	13,724
Note payable	223,000	223,000
Stock subscription payables	901,539	676,683
Total current liabilities	2,345,627	2,073,278

Long term liabilities:
Lease liability –long term	25,918	-
Total Liability	2,371,545	2,073,278

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(9,104,155)	(8,839,572)
Accumulated other comprehensive loss	7,329	6,368
Total stockholders' deficit	(2,213,637)	(1,950,015)

Total liabilities and stockholders' deficit	$ 157,908	$ 123,263

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended June 30, 2020	Three Months ended June 30, 2019	Six Months ended June 30, 2020	Six Months ended June 30, 2019
REVENUE	$ -	$ -	$ -	$ -
COST OF REVENUE	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	138,121	143,965	258,523	275,140
Depreciation	245	152	490	285
Total operating expenses	138,366	144,117	259,013	275,425

NET LOSS FROM OPERATIONS	(138,366)	(144,117)	(259,013)	(275,425)

Other income (expense):
Interest (expense) income	(2,785)	(1,228)	(5,570)	(2,472)

Net loss before provision for income taxes	(141,151)	(145,345)	(264,583)	(277,897)

Income taxes	-	-	-	-

NET LOSS	$ (141,151)	$ (145,345)	$ (264,583)	$ (277,897)

OTHER COMPREHENIVE LOSS:
Foreign translation gain (loss)	1,704	(906)	961	(1,121)

Comprehensive loss	$ (139,447)	$ (146,251)	$ (263,622)	$ (279,018)

Net loss per common share, basic and diluted	$ (0.001)	$ (0.001)	$ (0.002)	$ (0.002)

Weighted average common shares outstanding, basic and diluted	114,915,852	114,915,852	114,915,852	114,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2020

	Common stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance, December 31, 2019	114,915,852	$1,149,159	$ 5,734,030	$ (8,839,572)	$ 6,368	$ (1,950,015)

Foreign currency transaction loss	-	-	-	-	(743)	(743)

Net loss	-	-	-	(123,432)	-	(123,432)

Balance, March 31, 2020 (unaudited)	114,915,852	1,149,159	5,734,030	(8,963,004)	5,625	(2,074,190)

Foreign currency transaction gain	-	-	-	-	1,704	1,704

Net loss	-	-	-	(141,151)	-	(141,151)

Balance, June 30, 2020 (unaudited)	114,915,852	$1,149,159	$ 5,734,030	$ (9,104,155)	$ 7,329	$ (2,213,637)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2019

	Common stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance, December 31, 2018	114,915,852	$1,149,159	$ 5,734,030	$ (8,295,259)	$ (7,282)	$ (1,419,352)

Foreign currency transaction loss	-	-	-	-	(215)	(215)

Net loss	-	-	-	(132,552)	-	(132,552)

Balance, March 31, 2019 (unaudited)	114,915,852	1,149,159	5,734,030	(8,427,811)	(7,497)	(1,552,119)

Foreign currency transaction loss	-	-	-	-	(906)	(906)

Net loss	-	-	-	(145,345)	-	(145,345)

Balance, June 30, 2019 (unaudited)	114,915,852	$1,149,159	$ 5,734,030	$ (8,573,156)	$ (8,403)	$ (1,698,370)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2020	Six months ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (264,583)	$ (277,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	490	285
Deposits	(73)	66
Prepaid expenses and other receivables	(200)	3,476
Accounts payable and accrued expenses	12,379	1,569
Net cash used in operating activities	(251,987)	(272,501)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of equipment	-	(1,346)
Net cash used in investing activities	-	(1,346)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from subscription received	224,856	218,599
Net cash provided by financing activity	224,856	218,599

Effect of currency rate changes on cash	961	(1,138)

Net decrease in cash and cash equivalents	(26,170)	(56,386)
Cash and cash equivalents, beginning of period	84,629	153,041

Cash and cash equivalents, end of period	$ 58,459	$ 96,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 5,570	$ 2,472
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 74,756	$ 55,313
Record lease liabilities upon adoption of ASC 842	$ 74,756	$ 55,313

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020.

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

The Company is exploring web-based e-commerce to bring buyers and sellers together recognizing revenue as commissions on closed transactions.

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

As of June 30, 2020, and December 31, 2019, the Company maintained $44,734 and $51,372 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,
	2020	2019
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7504	7.7889

	For the six months ended June 30,
	2020	2019
Average exchange rate for the period
USD : HKD exchange rate	7.7613	7.8430

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2020 and December 31, 2019.

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

 NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $264,583 and an accumulated deficit of $9,104,155 as of June 30, 2020. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2020 and December 31, 2019 is summarized as follows:

Schedule of Property and Equipment

	June 30, 2020	December 31, 2019
	(unaudited)
Office furniture and fixtures	$679	$678
Office equipment	9,970	9,952
Vehicles	165,335	164,519
Less: accumulated depreciation	(174,640)	(173,315)

Property, plant and equipment, net	$1,344	$1,834

Depreciation expense for the three and six months ended June 30, 2020 was $245 and $490; and for the three and six months ended June 30, 2019 was $152 and $285, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

Effective June 1, 2018, the Company entered into a two-year lease for approximately 250 square feet in New York City, New York, expiring May 31, 2020 with monthly payments of $2,800 per month.  Effective June 1, 2020, the lease was converted to a month-to-month at the same rate.  In addition, the Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2020, with monthly payments of approximately $4,371 per month. The Company has an option to extend the leases for an additional (option) terms.

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

Right to use assets is summarized below:

June 30, 2020
Hong Kong	98,404
Less accumulated depreciation	(23,648)
Right to use assets, net	$74,756

During the six months ended June 30, 2020 and 2019, the Company recorded $44,510 and $36,612 as lease expense to current period operations.

Lease liability is summarized below:

June 30, 2020
Hong Kong	74,756
Less: short term portion	(48,838)
Long term portion	$25,918

Maturity analysis under these lease agreements are as follows:

Six months ended December 31, 2020	$26,526
Year ended December 31, 2020	53,053
Total	79,579
Less: Present value discount	(4,823)
Lease liability	$74,756

Lease expense for the three months ended June 30, 2020 was comprised of the following:

Operating lease expense	$17,519
Short-term lease expense	4,750
$22,269

Lease expense for the six months ended June 30, 2020 was comprised of the following:

Operating lease expense	$37,810
Short-term lease expense	6,700
$44,510

Lease expense for the three months ended June 30, 2019 was comprised of the following:

Operating lease expense	$16,361
Short-term lease expense	(1,051)
$15,310

Lease expense for the six months ended June 30, 2019 was comprised of the following:

Operating lease expense	$35,712
Short-term lease expense	900
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

NOTE 7 – STOCK SUBCRIPTION PAYABLES

During the six months ended June 30, 2020, the Company received deposits of $256,708 (HK$2,000,000), net with return of $31,852 from non-related parties with intentions to purchase the Company’s common stock.  However, the transactions have not yet completed and therefore have been classified outside of equity for financial statement presentation. The deposits received are non-interest bearing and due on demand, if the transaction does not consummate.

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2020, and December 31, 2020, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of June 30, 2020, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Numerator-basic and diluted
Net loss	$(141,151)	$(145,345)	$(264,583)	$(277,897)
Denominator
Weighted average number of common shares outstanding-basic and diluted	114,915,852	114,915,852	114,915,852	114,915,852

Loss per common share - basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

NOTE 10 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Property, plant and equipment, net	$4,943	$-
Account receivables	-	406,412
Other receivables	9,421	-
Inventory	331,761	259,051
Cash and cash equivalents	554,901	957,207
Total assets	901,026	1,622,670

Other payable	(3,328,797)	(1,370,019)
Customer deposit	(85,366)	(2,169,378)
Total liabilities	(3,414,163)	(3,539,397)

Net liabilities	$(2,513,137)	$(1,916,727)

Statement of Operations:	June 30, 2020
(unaudited)
Revenue	$57,099
Less: Cost of sales	(43,039)
14,060
Operating expense	(559,486)
Depreciation	(170)
Net loss from operations	(545,596)

Other income (expense):
Interest (expense) income, net	(40,481)
Net loss	$(586,077)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of June 30, 2020, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 12 - SUBSEQUENT EVENTS

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

Results of Operations

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Sales

For the three months ended June 30, 2020 and 2019, the Company generated no sales.

Operating expenses

For the three months ended June 30, 2020 and 2019, the Company’s selling, general and administrative expenses were $138,121 compared to $143,965 for the same period of the previous year.  The decrease is primarily the result of lower wages paid and other costs relating to business development.

Other Income (Expense)

For the three months ended June 30, 2020, the Company had $2,785 of interest expense relating to notes payable, as compared to $1,228 of interest expense for the same period last year.

Net Loss

For the three months ended June 30, 2020, we had a net loss of $141,151, or $(0.001) per share, as compared to a net loss of $145,345, or $(0.001) per share, for the same period of 2019.

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Sales

For the six months ended June 30, 2020 and 2019, the Company generated no sales.

Operating expenses

For the six months ended June 30, 2020 and 2019, the Company’s selling, general and administrative expenses were $258,523 compared to $275,140 for the same period of the previous year.  The decrease is primarily the result of lower wages paid and other costs relating to business development.

Other Income (Expense)

For the six months ended June 30, 2020, the Company had $5,570 of interest expense relating to notes payable, as compared to $2,472 of interest expense for the same period last year.

Net Loss

For the six months ended June 30, 2020, we had a net loss of $264,583, or $(0.002) per share, as compared to a net loss of $277,897, or $(0.002) per share, for the same period of 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash and cash equivalents of $58,459 and a working capital deficit of $2,284,168.  For the six months ended June 30, 2020, the Company used net cash of $251,987 from its operating activities primarily from our net loss of $264,583, adjusted depreciation of $490 for our increase in prepaid expenses of $200 and our increase in deposits paid of $73 and our increase in accrued expenses of $12,379.  By comparison, net cash used by operating activities was $272,501 for the same period of 2019.

During the six months ended June 30, 2020 and 2019, we did not have any investing activities.

During the six months ended June 30, 2020, financing activities was comprised of stock subscription deposit (net) of $224,856 as compared to $218,599 financing activities for the same period last year.

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

Contractual Obligations

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the six-month ended June 30, 2020, the rent was $650 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2022. The space is approximately 770 square feet, and the rent is approximately $4,393 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

August 12, 2020