Form 10-Q
period 2020-09-30
SCIENTIFIC ENERGY, INC
filed 2020-11-16
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of November 16, 2020.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$ 17,974	$ 84,629
Prepaid expense and other receivables	600	2,800
Total current assets	18,574	87,429

Non-current assets:
Property, plant and equipment, net	1,098	1,834
Right to use assets, net	62,911	13,724
Deposits	20,350	20,276
Total non-current assets	84,359	35,834

Total assets	$ 102,933	$ 123,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,174,866	$ 1,159,871
Lease liability	49,822	13,724
Note payable	223,000	223,000
Stock subscription payables	978,462	676,683
Total current liabilities	2,426,150	2,073,278

Long term liabilities:
Lease liability-long term	13,089	-
Total liabilities	2,439,239	2,073,278

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(9,227,232)	(8,839,572)
Accumulated other comprehensive loss	7,737	6,368
Total stockholders' deficit	(2,336,306)	(1,950,015)

Total liabilities and stockholders' deficit	$ 102,933	$ 123,263

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended September 30, 2020	Three Months ended September 30, 2019	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
REVENUE	$ -	$ -	$ -	$ -
COST OF REVENUE	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	120,046	132,555	378,569	407,695
Depreciation	246	245	736	530
Total operating expenses	120,292	132,800	379,305	408,225

NET LOSS FROM OPERATIONS	(120,292)	(132,800)	(379,305)	(408,225)

Other income (expense):
Interest (expense) income	(2,785)	(2,614)	(8,355)	(5,086)

Net loss before provision for income taxes	(123,077)	(135,414)	(387,660)	(413,311)

Income taxes	-	-	-	-

NET LOSS	$ (123,077)	$ (135,414)	$ (387,660)	$ (413,311)

OTHER COMPREHENIVE LOSS:
Foreign translation gain (loss)	408	(457)	1,369	(1,578)

Comprehensive loss	$ (122,669)	$ (135,871)	$ (386,291)	$ (414,889)

Net loss per common share, basic and diluted	$ (0.001)	$ (0.001)	$ (0.003)	$ (0.004)

Weighted average common shares outstanding, basic and diluted	114,915,852	114,915,852	114,915,852	114,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance, December 31, 2019	114,915,852	$1,149,159	$ 5,734,030	$ (8,839,572)	$ 6,368	$ (1,950,015)

Foreign currency transaction loss	-	-	-	-	(743)	(743)

Net loss	-	-	-	(123,432)	-	(123,432)

Balance, March 31, 2020 (unaudited)	114,915,852	1,149,159	5,734,030	(8,963,004)	5,625	(2,074,190)

Foreign currency transaction gain	-	-	-	-	1,704	1,704

Net loss	-	-	-	(141,151)	-	(141,151)

Balance, June 30, 2020 (unaudited)	114,915,852	1,149,159	5,734,030	(9,104,155)	7,329	(2,213,637)

Foreign currency transaction gain	-	-	-	-	408	408

Net loss	-	-	-	(123,077)	-	(123,077)

Balance, September 30, 2020 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,227,232)	$ 7,737	$ (2,336,306)

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

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (387,660)	$ (413,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	736	530
Deposits	(74)	66
Prepaid expenses and other receivables	2,200	4,280
Accounts payable and accrued expenses	14,995	2,720
Net cash used in operating activities	(369,803)	(405,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	123,000
Proceeds from subscription received	301,779	218,599
Net cash provided by financing activities	301,779	341,599

Effect of currency rate changes on cash	1,369	(1,555)

Net increase in cash and cash equivalents	(66,655)	(67,017)
Cash and cash equivalents, beginning of period	84,629	153,041

Cash and cash equivalents, end of period	$ 17,974	$ 86,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 8,355	$ 5,138
Income taxes paid	$ -	$ -

Noncash financing activities:
Record right to use assets upon adoption of ASC 842	$ 62,911	$ 75,313
Record lease liabilities upon adoption of ASC 842	$ 62,911	$ 75,313

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020.

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

As of September 30, 2020, and December 31, 2019, the Company maintained $2,668 and $51,372 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,
	2020	2019
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7502	7.7889

	For the nine months ended September 30,
	2020	2019
Average exchange rate for the period
USD : HKD exchange rate	7.7576	7.8384

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2020 and December 31, 2019.

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

 NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $387,660 for the nine months ended September 30, 2020 and an accumulated deficit of $9,227,232 as of September 30, 2020. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2020 and December 31, 2019 is summarized as follows:

Schedule of Property and Equipment

	September 30, 2020	December 31, 2019
	(unaudited)
Office furniture and fixtures	$679	$678
Office equipment	9,970	9,952
Vehicles	165,339	164,519
Less: accumulated depreciation	(174,890)	(173,315)

Property, plant and equipment, net	$1,098	$1,834

Depreciation expense for the three and nine months ended September 30, 2020 was $246 and $736; and for the three and nine months ended September 30, 2019 was $245 and $530, respectively.

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

Right to use assets is summarized below:

September 30, 2020
Hong Kong	98,407
Less accumulated depreciation	(35,496)
Right to use assets, net	$62,911

During the nine months ended September 30, 2020 and 2019, the Company recorded $66,783 and $54,932 as lease expense to current period operations.

Lease liability is summarized below:

September 30, 2020
Hong Kong	62,911
Less: short term portion	(49,822)
Long term portion	$13,089

Maturity analysis under these lease agreements are as follows:

Three months ended December 31, 2020	$13,264
Year ended December 31, 2020	53,054
Total	66,318
Less: Present value discount	(3,407)
Lease liability	$62,911

Lease expense for the three months ended September 30, 2020 was comprised of the following:

Operating lease expense	$11,922
Short-term lease expense	10,350
$22,272

Lease expense for the nine months ended September 30, 2020 was comprised of the following:

Operating lease expense	$49,733
Short-term lease expense	17,050
$66,783

Lease expense for the three months ended September 30, 2019 was comprised of the following:

Operating lease expense	$16,361
Short-term lease expense	1,959
$18,320

Lease expense for the nine months ended September 30, 2019 was comprised of the following:

Operating lease expense	$49,082
Short-term lease expense	5,850
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

NOTE 7 – STOCK SUBCRIPTION PAYABLES

During the nine months ended September 30, 2020, the Company received deposits of $333,631 (HK$2,600,000), net with return of $31,852 from non-related parties with intentions to purchase the Company’s common stock.  However, the transactions have not yet completed and therefore have been classified outside of equity for financial statement presentation. The deposits received are non-interest bearing and due on demand, if the transaction does not consummate.

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2020, and December 31, 2020, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2020, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Numerator-basic and diluted
Net loss	$(123,077)	$(135,414)	$(387,660)	$(413,311)
Denominator
Weighted average number of common shares outstanding-basic and diluted	114,915,852	114,915,852	114,915,852	114,915,852

Loss per common share - basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.004)

NOTE 10 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Property, plant and equipment, net	$4,687	$-
Account receivables	-	406,412
Other receivables and prepaid	9,422	-
Inventory	420,403	259,051
Cash and cash equivalents	337,752	957,207
Total assets	772,264	1,622,670

Other payable	(3,370,002)	(1,370,019)
Customer deposit	(178,605)	(2,169,378)
Total liabilities	(3,548,607)	(3,539,397)

Net liabilities	$(2,776,343)	$(1,916,727)

Statement of Operations:	Nine months ended September 30, 2020
(unaudited)
Revenue	$147,422
Less: Cost of sales	(104,911)
42,511
Operating expense	(809,194)
Depreciation	(426)
Net loss from operations	(767,109)

Other income (expense):
Interest (expense) income, net	(82,116)
Net loss	$(849,225)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of September 30, 2020, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Sales

For the three months ended September 30, 2020 and 2019, the Company generated no sales.

Operating expenses

For the three months ended September 30, 2020 and 2019, the Company’s selling, general and administrative expenses were $120,292 compared to $132,800 for the same period of the previous year.  The decrease is primarily the result of lower wages paid and other costs relating to business development.

Other Income (Expense)

For the three months ended September 30, 2020, the Company had $2,785 of interest expense relating to notes payable, as compared to $2,614 of interest expense for the same period last year.

Net Loss

For the three months ended September 30, 2020, we had a net loss of $123,077, or $(0.001) per share, as compared to a net loss of $135,414, or $(0.001) per share, for the same period of 2019.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Sales

For the nine months ended September 30, 2020 and 2019, the Company generated no sales.

Operating expenses

For the nine months ended September 30, 2020 and 2019, the Company’s selling, general and administrative expenses were $379,305 compared to $408,225 for the same period of the previous year.  The decrease is primarily the result of lower wages paid and other costs relating to business development.

Other Income (Expense)

For the nine months ended September 30, 2020, the Company had $8,355 of interest expense relating to notes payable, as compared to $5,086 of interest expense for the same period last year.

Net Loss

For the nine months ended September 30, 2020, we had a net loss of $387,660, or $(0.003) per share, as compared to a net loss of $413,311, or $(0.004) per share, for the same period of 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash and cash equivalents of $17,974 and a working capital deficit of $2,336,306.  For the nine months ended September 30, 2020, the Company used net cash of $369,803 from its operating activities primarily from our net loss of $387,660, adjusted depreciation of $736 for our decrease in prepaid expenses of $2,200 and our increase in deposits of $74 and our increase in accrued expenses of $14,995.  By comparison, net cash used by operating activities was $405,715 for the same period of 2019.

During the nine months ended September 30, 2020, we did not have any investing activities. For the nine months ended September 30, 2019, we used $1,346 to acquire equipment.

During the nine months ended September 30, 2020, financing activities was comprised of stock subscription deposit (net) of $301,779 as compared to $341,599 financing activities for the same period last year.

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

Contractual Obligations

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the nine-month ended September 30, 2020, the rent was $650 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2022. The space is approximately 770 square feet, and the rent is approximately $4,393 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 16, 2020