Form 10-K
period 2020-12-31
SCIENTIFIC ENERGY, INC
filed 2021-04-15
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2020

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

(852) 2530-2089
(Registrant’s telephone number) Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $1.60 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   114,915,852 shares of the registrant’s common stock were outstanding as of April 15, 2021.

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

In January 2009, the Company through its wholly-owned subsidiary, PDI Global Limited (a British Virgin Islands corporation, “PDI”), entered into a joint venture agreement with China Resources Development Group Ltd.  Under the agreement, the Company agreed to invest $43,040,000 Hong Kong dollars (approximately $5.55 million) into a joint venture company Sinoforte Ltd. in Hong Kong (“Sinoforte”).  The Company got 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, approximately $1,318,967, and another investor invested  $538,000 Hong Kong dollars, or approximately $69,419, into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively.  The main business of Sinoforte was trading mineral products such as graphite produced in China.  In June 2009 and September 2009, respectively, China Resources and the other minority investor cancelled their investments in Sinoforte, and the full amount of their original investments was returned.  As a result, Sinoforte became a wholly-owned subsidiary of PDI. In December 2020, PDI sold all the shares of Sinoforte to the Company at consideration of HK$10.

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

In August 2011, the Company started to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com” ("Makeliving"), which provides an e-commerce platform, where registered members can exchange goods and services.  Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services. Makeliving plans to charge a certain percentage fee for the transactions.  However, no revenues have been generated.  The activities of the website are currently suspended.

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

Employees

As of December 31, 2020, the Company has one employee.  None of the Company’s employees are covered by collective bargaining agreements.  The Company believes its relationships with its employees to be satisfactory.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.   DESCRIPTION OF PROPERTY

The Company and its subsidiaries currently lease two office spaces:

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

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Pink marketplace under symbol "SCGY", and has been traded very thinly and infrequently. Accordingly, we are not including a history of reported trades in the public market through December 31, 2020.

Holders of Our Common Stock

As of December 31, 2020, we had 114,915,852 shares of our common stock issued and outstanding, held by approximately 240 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2020.

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

In August 2011, the Company started to engage in a business of e-commerce platform.  Currently the Company is in the process of developing a website, “Makeliving.com” ("Makeliving"), which provides an e-commerce platform, where registered members can exchange goods and services.  Makeliving will act both as a platform and as a conduit between those (individuals or companies) who desire to acquire goods and services and those (individuals or companies) who desire to offer goods and services. Makeliving plans to charge a certain percentage fee for the transactions.  However, no revenues have been generated.  The activities of the website are currently suspended.

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

Results of Operations

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Sales

For the years ended December 31, 2020 and 2019, the Company generated no sales. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

Costs of Goods Sold

Cost of goods sold for the years ended December 31, 2020 and 2019 were nil because there were no sales.

Operating expenses

For the year ended December 31, 2020, the Company’s operating expenses were $472,963 compared to $523,606 for the year of 2019.  The decrease is primarily the result of lower office expenses paid towards business operations in 2020.

Other Income (Expense)

For the year ended December 31, 2020, the Company had $11,203 of interest expense, net, as compared to $7,868 of interest expense for the same period last year.  The interest expense in 2020 and 2019 is related to notes payable issued in 2018 and 2019. The Company received $22,647 of subsidy from Hong Kong government in 2020 is related to the subsidy from Hong Kong Government for the Employment Support Scheme.

Net Loss

For the year ended December 31, 2020, the Company had a net loss of $461,519, or $(0.004) per share, as compared to a net loss of $544,313, or $(0.005) per share, for the year of 2019.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $461,519 for the year ended December 31, 2020 and had an accumulated deficit of $9,301,091 as of December 31, 2020. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

As of December 31, 2020, the Company had cash and cash equivalents of $14,468 and a working capital deficit of $2,409,805.  For the year ended December 31, 2020, the Company used net cash of $447,682 from its operating activities primarily from our net loss of $461,519, net with depreciation of $980, a decrease in prepaid expenses of $2,800 and a decrease in deposits of $5,533 and an increase accounts payable of $4,524. By comparison, net cash used in operating activities was $520,560 in 2019.

During the year ended December 31, 2020, investing activities was $Nil as compared to $14,185 comprised of purchase of equipment of $1,346 and investment in unconsolidated entity of $12,839 in 2019.

During the year ended December 31, 2020, the Company’s financing activities provided net cash of $375,792, which was comprised of proceeds from issuance of notes payable of $10,936 and proceeds from common stock subscriptions of $364,856 as compared to net proceeds from financing activities of $452,683 comprised of issuance of notes payable of $123,000 and proceeds from common stock subscriptions of $329,683 received in 2019.

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

Contractual Obligations

The Company leases approximately 250 square feet of space in Jersey City, New Jersey under a month-by-month basis at rent of $650 per month.  In addition, the Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2022 with monthly payments of approximately $4,393 per month.

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

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCIENTIFIC ENERGY, INC.
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(Stated in US Dollars)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2020 and 2019	F-2

Consolidated Statements of Operations and Comprehensive Losses for years ended December 31, 2020 and 2019	F-3

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2020 and 2019	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	F-5

Notes to Consolidated Financial Statements	F-6

中正達會計師事務所

Centurion ZD CPA & Co.

Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388   Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scientific Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive losses, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020 and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 , and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

中正達會計師事務所

Centurion ZD CPA & Co.

Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388   Fax 傳真: (852) 2122 9078

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Centurion ZD CPA & Co

Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Ltd.)

Hong Kong

April 13, 2021

We have served as the Company's auditor since 2014.

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$ 14,468	$ 84,629
Prepaid expense and other receivables	-	2,800
Total current assets	14,468	87,429

Non-current assets:
Property, plant and equipment, net	854	1,834
Operating lease right to use assets	50,786	13,724
Deposits	14,743	20,276
Total non-current assets	66,383	35,834

Total assets	$ 80,851	$ 123,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,164,395	$ 1,159,871
Operating lease liabilities	50,786	13,724
Note payable	233,936	223,000
Stock subscription payables	1,041,539	676,683
Total current liabilities	2,490,656	2,073,278

Commitments and contingencies (Note 12)	-	-

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of December 31, 2020 and 2019	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(9,301,091)	(8,839,572)
Accumulated other comprehensive income	8,097	6,368
Total stockholders' deficit	(2,409,805)	(1,950,015)

Total liabilities and stockholders' deficit	$ 80,851	$ 123,263

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2020	2019
REVENUE	$ -	$ -
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	471,983	522,831
Depreciation	980	775
Total operating expenses	472,963	523,606

NET LOSS FROM OPERATIONS	(472,963)	(523,606)

Other income (expense):
Sundry (expense) income, net	22,647	-
Share of (expense) income from unconsolidated entities	-	(12,839)
Interest (expense) income, net	(11,203)	(7,868)

Net loss before provision for income taxes	(461,519)	(544,313)

Income taxes	-	-

NET LOSS	$ (461,519)	$ (544,313)

OTHER COMPREHENIVE LOSS:
Foreign translation gain (loss)	1,729	13,650

Comprehensive loss	$ (459,790)	$ (530,663)

Net loss per common share, basic and diluted	$ (0.004)	$ (0.005)

Weighted average common shares outstanding, basic and diluted	114,915,852	114,915,852

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional		Other
	Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2018	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,295,259)	$ (7,282)	$ (1,419,352)

Foreign currency transaction income	-	-	-	-	13,650	13,650

Net loss	-	-	-	(544,313)	-	(544,313)
Balance, December 31, 2019	114,915,852	1,149,159	5,734,030	(8,839,572)	6,368	(1,950,015)

Foreign currency transaction income	-	-	-	-	1,729	1,729

Net loss	-	-	-	(461,519)	-	(461,519)

Balance, December 31, 2020	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,301,091)	$ 8,097	$ (2,409,805)

See the accompanying notes to the consolidated financial statement

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (461,519)	$ (544,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	980	775
Share of expense from unconsolidated entities	-	12,839
Deposits	5,533	(12)
Prepaid expenses and other receivables	2,800	4,287
Accounts payable and accrued expenses	4,524	5,864
Net cash used in operating activities	(447,682)	(520,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated entities	-	(12,839)
Purchase of equipment	-	(1,346)
Net cash used in investing activities	-	(14,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,936	123,000
Proceeds from subscription received	364,856	329,683
Net cash provided by financing activities	375,792	452,683

Effect of currency rate changes on cash	1,729	13,650

Net decrease in cash and cash equivalents	(70,161)	(68,412)
Cash and cash equivalents, beginning of period	84,629	153,041

Cash and cash equivalents, end of period	$ 14,468	$ 84,629

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$ 11,203	$ 7,868
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 50,786	$ 13,724
Record lease liabilities upon adoption of ASC 842	$ 50,786	$ 13,724

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

In January 2009, the Company through its wholly-owned subsidiary, PDI, entered into a joint venture agreement with China Resources Development Group Ltd.  Under the agreement, the Company agreed to invest $43,040,000 Hong Kong dollars (approximately $5.55 million) into a joint venture company Sinoforte Ltd. in Hong Kong (“Sinoforte”).  The Company got 80% of Sinoforte's capital shares, and China Resources invested $10,222,000 Hong Kong dollars, approximately $1,318,967, and another investor invested $538,000 Hong Kong dollars, or approximately $69,419, into Sinoforte for 19% and 1% of Sinoforte's capital shares, respectively.  The main business of Sinoforte was trading mineral products such as graphite produced in China.  In June 2009 and September 2009, respectively, China Resources and the other minority investor cancelled their investments in Sinoforte, and the full amount of their original investments was returned.  As a result, Sinoforte became a wholly-owned subsidiary of PDI. On December 8, 2020, PDI sold all the shares of Sinoforte to the Company at consideration of HK$10.

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

The accompanying consolidated financial statements present the financial position and the results of operations of the Company and its 100% owned subsidiaries, Makeliving, Ltd., PDI and Sinoforte.

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

As of December 31, 2020, and December 31, 2019, the Company maintained Nil and $51,372 in foreign bank accounts not subject to FDIC coverage

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2020	December 31, 2019
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7536	7.7889

	Year ended December 31, 2020	Year Ended December 31, 2019
Average exchange rate for the period
USD : HKD exchange rate	7.7561	7.8350

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2020 and 2019.

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

Lease liabilities

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.  In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less.  In determining the length of the lease term to its long-term lease, the Company determined it did not have an option to extend either lease.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company did not modify any material contracts due to reference rate reform during fiscal 2020. The Company will continue to evaluate the impact this guidance will have on financial statements for all future transactions affected by reference rate reform during the time permitted.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The FASB issued this update as part of its initiative to reduce complexity in accounting standards. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improve consistent application of other areas by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company in fiscal 2022 and early adoption is permitted. Certain amendments of this ASU may be adopted on a retrospective basis, modified retrospective basis or prospective basis. The Company is currently evaluating the impact this guidance will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments - Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The Company is currently evaluating the impact this guidance will have on its financial statements. The adoption of this standard did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"), which updates the standard to remove disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The Company is currently evaluating the impact of adoption of this new standard and does not believe that the adoption of this ASU will have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which addressed implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842, Leases (“ASC 842”). ASC 842 supersedes the lease accounting requirements in ASC 840, Leases (“ASC 840”). ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard also requires disclosures around the amount, timing and uncertainty of cash flows arising from leases. The Company adopted the new standard since January 1, 2019.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $461,519 and an accumulated deficit of $9,301,091 as of December 31, 2020. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Furniture and equipment as of December 31, 2020 and 2019 is summarized as follows:

	December 31,	December 31,
	2020	2019
Office furniture and fixtures	$679	$678
Office equipment	9,968	9,952
Vehicles	165,267	164,519
Less: accumulated depreciation	(175,060)	(173,315)

Property, plant and equipment, net	$854	$1,834

Depreciation expense for the years ended December 31, 2020 and 2019 was $980 and $775, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

Effective June 1, 2018, the Company entered into a two-year lease for approximately 250 square feet in New York City, New York, expiring May 31, 2020 with monthly payments of $2,800 per month.  In addition, the Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2022, with monthly payments of approximately $4,418 per month.

At lease commencement dates, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $160,653.  On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets (net) of $95,111 and lease liability of $95,111.

Right to use assets is summarized below:

	December 31, 2020	December 31, 2019
New York	$62,322	$62,322
Hong Kong	98,331	97,918
Subtotal	160,653	160,240
Less accumulated depreciation	(109,867)	(146,516)
Right to use assets, net	$50,786	$13,724

During the year ended December 31, 2020 and 2019, the Company recorded $84,926 and $81,066 as lease expense to current period operations.

Lease liability is summarized below:

	December 31, 2020	December 31, 2019
New York	$-	$13,724
Hong Kong	50,786	-
Total lease liability	50,786	13,724
Less: short term portion	(50,786)	(13,724)
Long term portion	$-	$-

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2020	$53,014	$14,000
Less: Present value discount	(2,228)	(276)
Lease liability	$50,786	$13,724

Lease expense for the year ended December 31, 2020 was comprised of the following:

Operating lease expense	$67,014
Short-term lease expense	23,272
$90,286

Lease expense for the year ended December 31, 2019 was comprised of the following:

Operating lease expense	$65,457
Short-term lease expense	15,609
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

In November 2020, upon maturity of the May 2018 and November 2018 unsecured notes in aggregate of $100,000, the Company issued an unsecured note payable of $110,936 as payment of the maturing notes payable and accrued interest of $10,936.  The note payable bears interest of 5% and is due on December 31, 2022.

The above accrued interests are included in accrued expenses and payable on the maturity date.

NOTE 7 – STOCK SUBCRIPTION PAYABLES

During the year ended December 31, 2020 and 2019, the Company received deposits of $364,856 (HK$2,843,558) and $329,683 (HK$2,586,422) respectively, from non-related parties with intentions to purchase the Company’s common stock.  However, the transactions have not yet completed and therefore has been classified outside of equity for financial statement presentation. The deposits received are non-interest bearing and due on demand, if the transaction does not consummate.

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 31, 2020, and 2019, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2020, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the year ended December 31, 2020 and 2019, respectively:

Schedule of Loss Per Share

	For the Years Ended December 31,
	2020	2019
Numerator - basic and diluted
Net loss	$(461,519)	$(544,313)
Denominator
Weighted average number of common shares outstanding —basic and diluted	114,915,852	114,915,852
Loss per common share — basic and diluted	$(0.004)	$(0.005)

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

For the year ended December 31, 2020, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2020, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $5,720,000, expiring within 20 years, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2020 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. is incorporated in the State of Utah in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. As of December 31, 2020, future net operation losses of approximately $0.10 million are available to offset future operating income through 2040.

British Virgin Islands

PDI Global Limited and Makeliving Limited are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, PDI Global Limited and Makeliving Limited are not subjected to tax on income or capital gains.

Hong Kong

Sinoforte Limited is incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first HK$2 million of profits of qualifying corporations, and profits above HK$2 million will be taxed at 16.5%. Sinoforte Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2020 and 2019, and therefore, Sinoforte Limited was not subjected to Hong Kong profits tax.

At December 31, 2020 and 2019, the significant components of the deferred tax (assets) liabilities are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2020	December 31, 2019

Net operating loss carryforward	$(461,519)	$(531,474)
Inventory obsolescence	-	-

Total deferred tax assets	(461,519)	(531,474)
Valuation allowance	461,519	531,474
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized no provision for foreign income taxes.

Rate Reconciliation:	December 31, 2020	December 31, 2019

Book losses (worldwide) at federal statutory rate (21%)	$25,772	$25,995
Hong Kong Profit Tax rate (8.25%)	27,951	33,634
Change in valuation allowance	(53,723)	(59,629)
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2020 and 2019.  Tax years from 2015 through 2020 are open to examination by the taxing authorities.

NOTE 11 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year. The Company shared the operating loss from JV of $12,839 during 2019.

Summarized financial information for joint venture is as follows:

Balance Sheets:	December 31, 2020	December 31, 2019
Property, plant and equipment, net	$4,797	$-
Account receivables	-	406,412
Other receivables and prepaid	8,938	-
Inventory	496,015	259,051
Cash and cash equivalents	402,880	957,207
Total assets	912,630	1,622,670

Other payable	(3,286,343)	(1,370,019)
Customer deposits and other	(627,966)	(2,169,378)
Total liabilities	(3,914,309)	(3,539,397)

Net liabilities	$(3,001,679)	$(1,916,727)

Statement of Operations:	December 31,	December 31,
	2020	2019
Revenue	$430,423	$-
Cost of sale	(314,009)	-
Gross profit	116,414	-
Operating expense	(1,069,664)	(1,933,051)
Net loss from operations	(953,250)	(1,933,051)

Other income (expense):
Interest (expense) income, net	(122,638)	2,089
Net loss	$(1,075,888)	$(1,930,962)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Capital commitment

As of December 31, 2020, and 2019, no capital commitment was expected.

Legal Proceeding

As of December 31, 2020, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing. The Company acquired an entire Hong Kong company on February 8, 2021 and disposed of PDI on March 24, 2021.  No other material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on our evaluation of our internal controls as of December 31, 2020, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	66	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2020, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2020.

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2020	-	-	-	-	-	-	-	-
CEO and	2019	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2020, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of April 14, 2021, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common	Liang Huang (2) c/o 27 Weldon Street Jersey City, NJ 07306	31,261,920	27.2%
Common	Aspect Group Limited c/o 27 Weldon Street Jersey City, NJ 07306	20,000,000	17.4%

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Management

As of April 14, 2021, no director, nominee and executive officer of the Company owned the security of the Company.

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

Fee Category	2020	2019
Audit Fees	$45,000	$45,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$45,000	$45,000

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21	List of Subsidiaries of the Company.

31.1	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1	Section 1350 Certifications of CEO and CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date：	SCIENTIFIC ENERGY, INC.

April 15, 2021	By:/s/Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2021	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director