Form 10-Q
period 2021-03-31
SCIENTIFIC ENERGY, INC
filed 2021-05-14
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Securities registered pursuant to Section 12(b) of the Act:  None

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of May 14, 2021.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$ 20,983	$ 14,468
Prepaid expense and other receivables	19	-
Total current assets	21,002	14,468

Non-current assets:
Property, plant and equipment, net	609	854
Operating lease right to use assets	38,467	50,786
Deposits	14,705	14,743
Total non-current assets	53,781	66,383

Total assets	$ 74,783	$ 80,851

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,162,865	$ 1,164,395
Operating lease liability	38,467	50,786
Note payable	233,936	233,936
Stock subscription payables	1,087,180	1,041,539
Total current liabilities	2,522,448	2,490,656

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(9,339,390)	(9,301,091)
Accumulated other comprehensive loss	8,536	8,097
Total stockholders' deficit	(2,447,665)	(2,409,805)

Total liabilities and stockholders' deficit	$ 74,783	$ 80,851

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2021	2020
REVENUE	$ -	$ -
COST OF REVENUE	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	35,130	120,402
Depreciation	245	245
Total operating expenses	35,375	120,647

NET LOSS FROM OPERATIONS	(35,375)	(120,647)

Other income (expense):
Interest (expense) income, net	(2,924)	(2,785)

Net loss before provision for income taxes	(38,299)	(123,432)

Income taxes	-	-

NET LOSS	$ (38,299)	$ (123,432)

OTHER COMPREHENIVE LOSS:
Foreign translation gain (loss)	439	(743)

Comprehensive loss	$ (37,860)	$ (124,175)

Net loss per common share, basic and diluted	$ (0.000)	$ (0.001)

Weighted average common shares outstanding, basic and diluted	114,915,852	114,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2021

			Additional		Other
	Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2020	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,301,091)	$ 8,097	$ (2,409,805)

Foreign currency transaction gain	-	-	-	-	439	439

Net loss	-	-	-	(38,299)	-	(38,299)
Balance, March 31, 2021 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,339,390)	$ 8,536	$ (2,447,665)

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

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (38,299)	$ (123,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	245	245
Prepaid expenses and other receivables	(19)	(200)
Deposits	38	(71)
Accounts payable and accrued expenses	(1,531)	3,265
Net cash used in operating activities	(39,566)	(120,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription received	45,641	109,175
Net cash provided by financing activity	45,641	109,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale proceeds from disposal of subsidiary	1	-
Net cash provided by investing activity	1	-

Effect of currency rate changes on cash	439	(743)

Net increase (decrease) in cash and cash equivalents	6,515	(11,761)
Cash and cash equivalents, beginning of period	14,468	84,629

Cash and cash equivalents, end of period	$ 20,983	$ 72,868

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 2,924	$ 2,785
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 38,467	$ 91,900
Record lease liabilities upon adoption of ASC 842	$ 38,467	$ 91,900

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

On February 28, 2012, the Company set up a wholly owned subsidiary, Makeliving Ltd., which was incorporated in the Cayman Islands in order to engage in a business of e-commerce platform.

On January 23, 2018, the Company entered into an agreement with Cityhill Limited, a wholly owned subsidiary of South Sea Petroleum Holdings Limited, a Hong Kong listed public company, pursuant to which parties agreed to establish a joint venture (the “Joint Venture”).  Each party owns 50% equity interest in the Joint Venture respectively

On February 8, 2021, the Company acquired an entire shares of a Hong Kong company, Qwestro Limited, for HK$1,000 without any goodwill and bargaining purchase.

On March 24, 2021, the Company disposed of its wholly-owned dormant subsidiary, PDI Global Limited, with a positive net worth of $1 to an unaffiliated third party purchaser for $1.

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

The accompanying consolidated financial statements present the financial position and the results of operations of the Company and its 100% owned subsidiaries, Makeliving, Ltd. and Sinoforte Limited.  Qwestro Limited, in turn, is the 100% owned subsidiary and consolidates with Sinoforte Limited.

All significant intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

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

As of March 31, 2021, and December 31, 2020, the Company maintained $3,106 and Nil in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	December 31,
	2021	2020
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7743	7.7536

	For the three months ended March 31,
	2021	2020
Average exchange rate for the period
USD : HKD exchange rate	7.7576	7.7706

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2021 and December 31, 2020.

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

 NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $38,299 and an accumulated deficit of $9,339,390 as of March 31, 2021. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2021 and December 31, 2020 is summarized as follows:

Schedule of Property and Equipment

	March 31, 2021	December 31, 2020
	(unaudited)

Office furniture and fixtures	$678	$679
Office equipment	9,959	9,968
Vehicles	164,827	165,267
Less: accumulated depreciation	(174,855)	(175,060)

Property, plant and equipment, net	$609	$854

Depreciation expense for the three months ended March 31, 2021 and 2020 was $245 and $245, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

In January 2020, the Company entered a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2022, with monthly payments of approximately $4,418 per month.

At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $98,331.

Right to use assets is summarized below:

	March 31, 2021	December 31, 2020
New York	$-	$62,322
Hong Kong	98,331	98,331
Subtotal	98,331	160,653
Less accumulated depreciation	(59,864)	(109,867)
Right to use assets, net	$38,467	$50,786

During the three months ended March 31, 2021 and 2020, the Company recorded $15,201 and $22,241 as lease expense to current period operations.

Lease liability is summarized below:

	March 31, 2021	December 31, 2020
Hong Kong	$38,467	$50,786
Less: short term portion	(38,467)	(50,786)
Long term portion	$-	$-

Maturity analysis under these lease agreements are as follows:

	March 31, 2021	December 31, 2020
Year ended December 31, 2021	$39,760	$53,014
Less: Present value discount	(1,293)	(2,228)
Lease liability	$38,467	$50,786

Lease expense for the three months ended March 31, 2021 was comprised of the following:

Operating lease expense	$13,251
Short-term lease expense	1,950
$15,201

Lease expense for the three months ended March 31, 2020 was comprised of the following:

Operating lease expense	$21,661
Short-term lease expense	580
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

NOTE 7 – STOCK SUBCRIPTION PAYABLES

During the three months ended March 31, 2021, the Company received deposits of $45,641 (HK$356,000) from non-related parties with intentions to purchase the Company’s common stock.  However, the transactions have not yet completed and therefore have been classified outside of equity for financial statement presentation. The deposits received are non-interest bearing and due on demand, if the transaction does not consummate.

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2021 and December 31, 2020, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of March 31, 2021, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 9 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2021 and 2020, respectively:

	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net loss	$(38,299)	$(123,432)
Denominator
Weighted average number of common shares outstanding —basic and diluted	114,915,852	114,915,852
Loss per common share — basic and diluted	$(0.000)	$(0.001)

NOTE 10 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Property, plant and equipment, net	$4,510	$4,797
Account receivables	-	-
Other receivables and prepaid	8,875	8,938
Inventory	799,523	496,015
Cash and cash equivalents	517,783	402,880
Total assets	1,330,691	912,630

Other payable to shareholder	(3,277,591)	(3,286,343)
Customer deposit	(1,280,857)	(627,966)
Total liabilities	(4,558,448)	(3,914,309)

Net liabilities	$(3,227,757)	$(3,001,679)

Statement of Operations:	Three months ended March 31, 2021
(unaudited)
Revenue	$460,560
Less: Cost of sales	(439,934)
20,626
Operating expense	(213,868)
Depreciation	(275)
Net loss from operations	(193,517)

Other income (expense):
Interest (expense) income, net	(41,058)
Net loss	$(234,575)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of March 31, 2021, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 12 - SUBSEQUENT EVENTS

On May 10, 2021, Scientific Energy, Inc. (the “Company”) entered into a stock purchase agreement with multiple accredited investors to sell and issue to the purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder, an aggregate of 17,084,148 shares of the Company’s common stock, par value $0.01 per share (“Shares”) at a price of $0.50 per Share.  Proceeds to the Company from the sale of the Shares were $8,542,074.

On May 10, 2021, the Company entered into a share purchase agreement, by and among the Company, Macao E-Media Development Company Limited, a company registered in Macao (“MED”), and the shareholders of MED (the “MED Shareholders” and, together with MED, the “Sellers”), whereby the Company acquired from the Sellers 98.75% of the issued and outstanding share capital of MED (the “MED Shares”). As consideration for the MED Shares, the Company agreed to issue the Sellers in a total of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at a consideration of $0.50 per share, in the aggregate consideration of $65,668,750.

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

Results of Operations

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Sales

For the three months ended March 31, 2021 and 2020, the Company generated no sales.

Operating expenses

For the three months ended March 31, 2021 and 2020, the Company’s selling, general and administrative expenses were $35,375 compared to $120,647 for the same period of the previous year.  The decrease is primarily the result of lower wages paid and other costs relating to business development.

Other Income (Expense)

For the three months ended March 31, 2021, the Company had $2,924 of interest expense relating to notes payable, as compared to $2,785 of interest expense for the same period last year.

Net Loss

For the three months ended March 31, 2021, we had a net loss of $38,299, or $(0.000) per share, as compared to a net loss of $123,432, or $(0.001) per share, for the same period of 2020.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash and cash equivalents of $20,983 and a working capital deficit of $2,447,665.  For the three months ended March 31, 2021, the Company used net cash of $39,566 from its operating activities primarily from our net loss of $38,299, adjusted depreciation of $245 for our increase in prepaid expenses of $19 and decrease in deposits of $38 and our decrease in accrued expenses of $1,530.  By comparison, net cash used by operating activities was $120,193 for the same period of 2020.

During the three months ended March 31, 2021 and 2020, investing activities was comprised of sale proceeds from disposal of subsidiary of $1 as compared to the same period last year is Nil.

During the three months ended March 31, 2021, financing activities was comprised of stock subscription deposit (net) of $45,641 as compared to $109,175 financing activities for the same period last year.

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

Contractual Obligations

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the three-month ended March 31, 2021, the rent was $650 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2022. The space is approximately 770 square feet, and the rent is approximately $4,393 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

May 14, 2021