Form 10-Q
period 2021-06-30
SCIENTIFIC ENERGY, INC
filed 2021-08-23
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No    [X]

Securities registered pursuant to Section 12(b) of the Act:  None.

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,915,852 shares of common stock, par value $0.01, as of August 20, 2021.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$ 86,604	$ 14,468
Inventories	260,844	-
Other receivables and deposit paid	4,188,938	-
Total current assets	4,536,386	14,468

Non-current assets:
Property, plant and equipment, net	364	854
Operating lease right to use assets	25,899	50,786
Deposits	14,719	14,743
Total non-current assets	40,982	66,383

Total assets	$ 4,577,368	$ 80,851

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,168,140	$ 1,164,395
Operating lease liability	25,899	50,786
Note payable	233,936	233,936
Stock subscription payables	5,670,840	1,041,539
Total current liabilities	7,098,815	2,490,656

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 114,915,852 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,149,159	1,149,159
Additional paid in capital	5,734,030	5,734,030
Accumulated deficit	(9,413,635)	(9,301,091)
Accumulated other comprehensive loss	8,999	8,097
Total stockholders' deficit	(2,521,447)	(2,409,805)

Total liabilities and stockholders' deficit	$ 4,577,368	$ 80,851

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended June 30, 2021	Three Months ended June 30, 2020	Six Months ended June 30, 2021	Six Months ended June 30, 2020
REVENUE	$ -	$ -	$ -	$ -
COST OF REVENUE	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	71,076	138,121	106,206	258,523
Depreciation	245	245	490	490
Total operating expenses	71,321	138,366	106,696	259,013

NET LOSS FROM OPERATIONS	(71,321)	(138,366)	(106,696)	(259,013)

Other income (expense):
Interest (expense) income	(2,924)	(2,785)	(5,848)	(5,570)

Net loss before provision for income taxes	(74,245)	(141,151)	(112,544)	(264,583)

Income taxes	-	-	-	-

NET LOSS	$ (74,245)	$ (141,151)	$ (112,544)	$ (264,583)

OTHER COMPREHENIVE LOSS:
Foreign translation gain	463	1,704	902	961

Comprehensive loss	$ (73,782)	$ (139,447)	$ (111,642)	$ (263,622)

Net loss per common share, basic and diluted	$ (0.001)	$ (0.001)	$ (0.001)	$ (0.002)

Weighted average common shares outstanding, basic and diluted	114,915,852	114,915,852	114,915,852	114,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2021

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance, December 31, 2020	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,301,091)	$ 8,097	$ (2,409,805)

Foreign currency transaction gain	-	-	-	-	439	439

Net loss	-	-	-	(38,299)	-	(38,299)

Balance, March 31, 2021 (unaudited)	114,915,852	1,149,159	5,734,030	(9,339,390)	8,536	(2,447,665)

Foreign currency transaction gain	-	-	-	-	463	463

Net loss	-	-	-	(74,245)	-	(74,245)

Balance, June 30, 2021 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,413,635)	$ 8,999	$ (2,521,447)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2020

	Common stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance, December 31, 2019	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,839,572)	$ 6,368	$ (1,950,015)

Foreign currency transaction loss	-	-	-	-	(743)	(743)

Net loss	-	-	-	(123,432)	-	(123,432)

Balance, March 31, 2020 (unaudited)	114,915,852	1,149,159	5,734,030	(8,963,004)	5,625	(2,074,190)

Foreign currency transaction gain	-	-	-	-	1,704	1,704

Net loss	-	-	-	(141,151)	-	(141,151)

Balance, June 30, 2020 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,104,155)	$ 7,329	$ (2,213,637)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended une 30, 2021	Six months ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (112,544)	$ (264,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	490	490
Deposits	24	(73)
Inventories	(260,844)	-
Other receivables and deposit paid	(4,188,938)	(200)
Accounts payable and accrued expenses	3,744	12,379
Net cash used in operating activities	(4,558,068)	(251,987)

CASH FLOWS FROM INVESTING ACTIVITY
Sale proceeds from disposal of subsidiary	1	-
Net cash used in investing activities	1	-

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from subscription received	4,629,301	224,856
Net cash provided by financing activity	4,629,301	224,856

Effect of currency rate changes on cash	902	961

Net decrease in cash and cash equivalents	72,136	(26,170)
Cash and cash equivalents, beginning of period	14,468	84,629

Cash and cash equivalents, end of period	$ 86,604	$ 58,459

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 5,848	$ 5,570
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 25,899	$ 74,756
Record lease liabilities upon adoption of ASC 842	$ 25,899	$ 74,756

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

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

As of June 30, 2021, and December 31, 2020, the Company maintained $67,220 and Nil in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,
	2021	2020
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7663	7.7536

	For the six months ended June 30,
	2021	2020
Average exchange rate for the period
USD : HKD exchange rate	7.7615	7.7613

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3 years
Furniture and fixtures	3 years
Vehicles	4 years

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2021 and December 31, 2020.

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

Inventories

The Company entered into a purchase agreement with JV company and through their platform to purchase of gold. In adopting ASC Topic 330, Inventory, it permits certain inventories such as precious metals, agricultural and mineral inventories to be stated above cost in exceptional cases. We believe that because our business model is to trade gold and held in short-term, market value is a more useful and relevant measurement than lower of cost or market value.

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $112,544 and an accumulated deficit of $9,413,635 as of June 30, 2021. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2021 and December 31, 2020 is summarized as follows:

Schedule of Property and Equipment

	June 30, 2021	December 31, 2020
	(unaudited)

Office furniture and fixtures	$679	$679
Office equipment	9,962	9,968
Vehicles	164,996	165,267
Less: accumulated depreciation	(175,273)	(175,060)

Property, plant and equipment, net	$364	$854

Depreciation expense for the three and six months ended June 30, 2021 was $245 and $490; and for the three and six months ended June 30, 2020 was $245 and $490, respectively.

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

Right to use assets is summarized below:

	June 30, 2021	December 31, 2020
New York	$-	$62,322
Hong Kong	98,331	98,331
Subtotal	98,331	160,653
Less accumulated depreciation	(72,432)	(109,867)
Right to use assets, net	$25,899	$50,786

During the six months ended June 30, 2021 and 2020, the Company recorded $27,710 and $44,510 as lease expense to current period operations.

Lease liability is summarized below:

	June 30, 2021	December 31, 2020
Hong Kong	$25,899	$50,786
Less: short term portion	(25,899)	(50,786)
Long term portion	$-	$-

Maturity analysis under these lease agreements are as follows:

	June 30, 2021	December 31, 2020
Year ended December 31, 2021	$26,507	$53,014
Less: Present value discount	(608)	(2,228)
Lease liability	$25,899	$50,786

Lease expense for the three months ended June 30, 2021 was comprised of the following:

Operating lease expense	$13,237
Short-term lease expense	1,950
$15,187

Lease expense for the six months ended June 30, 2021 was comprised of the following:

Operating lease expense	$26,488
Short-term lease expense	3,900
$30,388

Lease expense for the three months ended June 30, 2020 was comprised of the following:

Operating lease expense	$17,519
Short-term lease expense	4,750
$22,269

Lease expense for the six months ended June 30, 2020 was comprised of the following:

Operating lease expense	$37,810
Short-term lease expense	6,700
$44,510

NOTE 6 - OTHER RECEIVABLES AND DEPOSIT PAID

In May 2021, the Company entered into a business loan agreement, by and among the company, Macao E-Media Development Company Limited (the “target company”, details refer to Note 14 - Uncompleted Transactions), whereby the Company provide the fund for $1,000,000 to the target company and its subsidiaries for the business operating use. The loan amount was unsecured, interest free and has no fixed terms of repayment.

In May 2021, the Company received $4,449,782 from shareholders and deposited to JV’s bank account. The Company purchased 20 kilograms gold from the JV platform which is costing $1,260,844. The deposit balance amount was unsecured, interest free and has no fixed terms of repayment.

NOTE 7 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of June 30, 2021 was $260,844.

NOTE 8 – NOTE PAYABLE

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

NOTE 9 – STOCK SUBCRIPTION PAYABLES

During the six months ended June 30, 2021, the Company received deposits of $4,629,301 (HK$35,913,007) from non-related parties with intentions to purchase the Company’s common stock.  However, the transactions have not yet completed and therefore have been classified outside of equity for financial statement presentation. The deposits received are non-interest bearing and due on demand, if the transaction does not consummate.

NOTE 10 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2021 and December 31, 2020, there were 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of June 30, 2021, Kelton Capital Group Ltd. owned 31,190,500 shares or 27.2% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 17.4% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 11 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Numerator-basic and diluted
Net loss	$(74,245)	$(141,151)	$(112,544)	$(264,583)
Denominator
Weighted average number of common shares outstanding-basic and diluted	114,915,852	114,915,852	114,915,852	114,915,852

Loss per common share - basic and diluted	$(0.001)	$(0.001)	$(0.001)	$(0.002)

NOTE 12 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Property, plant and equipment, net	$4,240	$4,797
Account receivables	-	-
Other receivables and prepaid	9,105	8,938
Inventories	4,092,238	496,015
Cash and cash equivalents	3,008,360	402,880
Total assets	7,113,943	912,630

Other payable to shareholder	(3,458,680)	(3,286,343)
Customer deposit	(7,045,892)	(627,966)
Total liabilities	(10,504,572)	(3,914,309)

Net liabilities	$(3,390,629)	$(3,001,679)

Statement of Operations:	Six months ended June 30, 2021
(unaudited)
Revenue	$4,352,260
Less: Cost of sales	(4,264,607)
87,653
Operating expense	(426,504)
Depreciation	(549)
Net loss from operations	(339,400)

Other income (expense):
Interest (expense) income, net	(54,709)
Net loss	$(394,109)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of June 30, 2021, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 14 – UNCOMPLETED TRANSACTIONS

As reported on Form 8-Ks that filed with the SEC on May 10, 2021, the Company disclosed that:

(1) On May 10, 2021, Scientific Energy, Inc. (the “Company”) entered into a stock purchase agreement with multiple accredited investors to sell and issue to the purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder, an aggregate of 17,084,148 shares of the Company’s common stock, par value $0.01 per share (“Shares”) at a price of $0.50 per Share.  Proceeds to the Company from the sale of the Shares were $8,542,074.

(2) On May 10, 2021, the Company entered into a share purchase agreement, by and among the company, Macao E-Media Development Company Limited, a company registered in Macao (“MED”), and the shareholders of MED (the “MED Shareholders” and, together with MED, the “Sellers”), whereby the Company acquired from the Sellers 98.75% of the issued and outstanding share capital of MED (the “MED Shares”). As consideration for the MED Shares, the Company agreed to issue the Sellers in a total of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at a consideration of $0.50 per share, in the aggregate consideration of $65,668,750.

As of June 30, 2021, the above-mentioned transactions have not been completed.

NOTE 15 - SUBSEQUENT EVENTS

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

On May 10, 2021, the Company filed on Form 8-K to report that the Company entered into a share purchase agreement, by and among the Company, Macao E-Media Development Company Limited (“MED”), a Macau company, whereby the Company acquired from the Macau company’s shareholders 98.75% of the issued and outstanding share capital of MED. As consideration for the MED Shares, the Company agreed to issue the sellers in a total of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at a consideration of $0.50 per share, in the aggregate consideration of $65,668,750. As of June 30, 2021, the transaction is still in process and has not been completed yet.

Results of Operations

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Sales

For the three months ended June 30, 2021 and 2020, the Company generated no sales.

Operating expenses

For the three months ended June 30, 2021 and 2020, the Company’s selling, general and administrative expenses were $71,321 compared to $138,366 for the same period of the previous year.  The decrease is primarily the result of lower wages paid and other costs relating to business development.

Other Income (Expense)

For the three months ended June 30, 2021, the Company had $2,924 of interest expense relating to notes payable, as compared to $2,785 of interest expense for the same period last year.

Net Loss

For the three months ended June 30, 2021, we had a net loss of $74,245, or $(0.001) per share, as compared to a net loss of $141,151, or $(0.001) per share, for the same period of 2020.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Sales

For the six months ended June 30, 2021 and 2020, the Company generated no sales.

Operating expenses

For the six months ended June 30, 2021 and 2020, the Company’s selling, general and administrative expenses were $106,696 compared to $259,013 for the same period of the previous year.  The decrease is primarily the result of lower wages paid and other costs relating to business development.

Other Income (Expense)

For the six months ended June 30, 2021, the Company had $5,848 of interest expense relating to notes payable, as compared to $5,570 of interest expense for the same period last year.

Net Loss

For the six months ended June 30, 2021, we had a net loss of $112,544, or $(0.001) per share, as compared to a net loss of $264,583, or $(0.002) per share, for the same period of 2020.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash and cash equivalents of $86,604 and a working capital deficit of $2,521,447.  For the six months ended June 30, 2021, the Company used net cash of $4,558,068 from its operating activities primarily from our net loss of $112,544, adjusted depreciation of $490 for our decrease in deposits paid of $24, our increase in inventories of $260,844, our increase in other receivables of $4,188,938 and our increase in accrued expenses of $3,744.  By comparison, net cash used by operating activities was $251,987 for the same period of 2020.

During the six months ended June 30, 2021 we received minimum payment for the disposal of subsidiary as compared to Nil in 2020.

During the six months ended June 30, 2021, financing activities was comprised of stock subscription deposit (net) of $4,629,301 as compared to $224,856 financing activities for the same period last year.

On May 10, 2021, the Company filed on Form 8-K to report that the Company entered into a stock purchase agreement with multiple accredited investors to sell and issue to the purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder, an aggregate of 17,084,148 shares of the Company’s common stock, par value $0.01 per share (“Shares”) at a price of $0.50 per Share.  Proceeds to the Company from the sale of the Shares were $8,542,074.  As of June 30, 2021, the transaction has not been completed yet.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

August 20, 2021