Form 10-Q
period 2021-09-30
SCIENTIFIC ENERGY, INC
filed 2021-11-22
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of November 22, 2021.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$ 5,172,878	$ 14,468
Accounts receivable	707,521	-
Amount due from related company	1,382,458	-
Inventories	211,499	-
Other receivables and deposit paid	2,712,166	-
Total current assets	10,186,522	14,468

Non-current assets:
Property, plant and equipment, net	65,588	854
Intangible assets	1,166,213	-
Goodwill	71,664,639	-
Operating lease right to use assets	718,640	50,786
Deposits	-	14,743
Total non-current assets	73,615,080	66,383

Total assets	$ 83,801,602	$ 80,851

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 10,168,766	$ 1,164,395
Operating lease liability	484,269	50,786
Amount due to shareholder	56,124	-
Other payable and note payable	264,969	233,936
Stock subscription payables	-	1,041,539
Total current liabilities	10,974,128	2,490,656

Non-current liabilities:
Bank loans	1,076,795	-
Operating lease liability	234,371	-
Total non-current liabilities	1,311,166	-

Total liabilities	12,285,294	2,490,656

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares and 114,915,852 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,633,375	1,149,159
Additional paid in capital	78,460,638	5,734,030
Accumulated deficit	(9,511,816)	(9,301,091)
Accumulated other comprehensive loss	10,009	8,097
Total stockholders' surplus / (deficit)	71,592,206	(2,409,805)

Non-controlling interests	(75,898)	-

Total liabilities and stockholders' equity	$ 83,801,602	$ 80,851

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended September 30, 2021	Three Months ended September 30, 2020	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020
REVENUE	$ -	$ -	$ -	$ -
COST OF REVENUE	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative expenses	96,489	120,046	202,695	378,569
Depreciation	246	246	736	736
Total operating expenses	96,735	120,292	203,431	379,305

NET LOSS FROM OPERATIONS	(96,735)	(120,292)	(203,431)	(379,305)

Other income (expense):
Interest (expense) income	(1,446)	(2,785)	(7,294)	(8,355)

Net loss before provision for income taxes	(98,181)	(123,077)	(210,725)	(387,660)

Income taxes	-	-	-	-

NET LOSS	$ (98,181)	$ (123,077)	$ (210,725)	$ (387,660)

OTHER COMPREHENIVE LOSS:
Foreign translation gain	1,010	408	1,912	1,369

Comprehensive loss	$ (97,171)	$ (122,669)	$ (208,813)	$ (386,291)

Net loss per common share, basic and diluted	$ (0.001)	$ (0.001)	$ (0.002)	$ (0.003)

Weighted average common shares outstanding, basic and diluted	126,365,309	114,915,852	118,774,277	114,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Non- controlling interests	Total
Balance, December 31, 2020	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,301,091)	$ 8,097	$ -	$ (2,409,805)

Foreign currency transaction gain	-	-	-	-	439	-	439

Net loss	-	-	-	(38,299)	-	-	(38,299)

Balance, March 31, 2021 (unaudited)	114,915,852	1,149,159	5,734,030	(9,339,390)	8,536	-	(2,447,665)

Foreign currency transaction gain	-	-	-	-	463	-	463

Net loss	-	-	-	(74,245)	-	-	(74,245)

Balance, June 30, 2021 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,413,635)	$ 8,999	$ -	$ (2,521,447)

Issuance of shares in connection with acquisition of subsidiaries	131,337,500	1,313,375	64,355,375	-	-	(75,898)	65,592,852

Issuance of ordinary shares	17,084,148	170,841	8,371,233				8,542,074

Foreign currency transaction gain	-	-	-	-	1,010	-	1,010

Net loss	-	-	-	(98,181)	-	-	(98,181)

Balance, September 30, 2021 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (9,511,816)	$ 10,009	$ (75,898)	$ 71,516,308

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance, December 31, 2019	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,839,572)	$ 6,368	$ (1,950,015)

Foreign currency transaction loss	-	-	-	-	(743)	(743)

Net loss	-	-	-	(123,432)	-	(123,432)

Balance, March 31, 2020 (unaudited)	114,915,852	1,149,159	5,734,030	(8,963,004)	5,625	(2,074,190)

Foreign currency transaction gain	-	-	-	-	1,704	1,704

Net loss	-	-	-	(141,151)	-	(141,151)

Balance, June 30, 2020 (unaudited)	114,915,852	1,149,159	5,734,030	(9,104,155)	7,329	(2,213,637)

Foreign currency transaction gain	-	-	-	-	408	408

Net loss	-	-	-	(123,077)	-	(123,077)

Balance, September 30, 2020 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,227,232)	$ 7,737	$ (2,336,306)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (210,725)	$ (387,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	736	736
Deposits	50	(74)
Prepayment	(200)	-
Amount due from related company	4,475,322	-
Inventories	(522)	-
Other receivables and deposit paid	(1,000,349)	2,200
Accounts payable and accrued expenses	(1,161,831)	14,995
Net cash used in operating activities	2,102,481	(369,803)

CASH FLOWS FROM INVESTING ACTIVITY
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITY
Acquisition of subsidiaries	4,329,492	-
Proceeds from notes payable	(233,936)	-
Proceeds from subscription received	(1,041,539)	301,779
Net cash provided by financing activity	3,054,017	301,779

Effect of currency rate changes on cash	1,912	1,369

Net decrease in cash and cash equivalents	5,158,410	(66,655)
Cash and cash equivalents, beginning of period	14,468	84,629

Cash and cash equivalents, end of period	$ 5,172,878	$ 17,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 7,294	$ 8,355
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 718,640	$ 62,911
Record lease liabilities upon adoption of ASC 842	$ 718,640	$ 62,911

Issuance of share for acquisition	$ 65,668,750	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In September 27, 2021, the Company completed the acquisition of 98.75% shares of Macao E-Media Development Company Limited (“MED”). As consideration for the MED shares, the Company agreed to issue the Sellers, or its assigns, in a total of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at a consideration of $0.50 per share, in the aggregate consideration of $65,668,750 (the “Purchase Price”). As a result of this acquisition, MED becomes a 98.75% owned subsidiary of the Company. MED was founded at Macau in 2011. Its main area of business includes food and grocery order-pickup-delivery services from local restaurants, supermarkets and hotels. In June 2016, MED owned and operated AOMI App officially. Within 2020, AOMI App reaches $100 million US Dollars in annual Gross Merchandise Volume (GMV). It serves approximately 2000 local restaurants or stores. Over 6 million users have downloaded AOMI App. Over 450,000 users have registered in AOMI App. MED’s Monthly Active User (MAU) reaches 300,000, and its maximum number of daily order/shipment has reached 18000. AOMI App has already established itself as the biggest and most successful food-delivery and local life platform in Macau. Meanwhile, MED has built a system of real time logistics and local delivery, which creates for the customers a life-style featured with convenience. At the same time, MED helps other business to increase their operation efficiency, and reduce their operation costs.

MED has four subsidiaries, each of which is in charge of respective area such as Development & Maintenance, Marketing & Operation, Logistics & Delivery, Payment & Clearance, Emerging Market Business Development. MED has over 500 employees, among which 300 are delivery man, and remaining 200 are working as IT or management department.

The market share of AOMI App in Macau has reached over 70%, and MAU exceeds 200,000. MED carries out food delivery and coupon publishing/purchasing services to over 2,000 restaurants. MED has built solid strategic relationship with banks and other financial institutions, accepting multiple currencies including RMB, the Chinese currency, in its payment and clearance. MED has cumulated abundant experience of offline promotion and online operation over last several years. Therefore, MED is in the process of researching overseas market, and plans to duplicate AOMI pattern in the due course.

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

Business Combinations

The Company accounts for acquisition of entities that include inputs and processes and has the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and integration costs are expensed as incurred.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021.

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

As of September 30, 2021, and December 31, 2020, the Company maintained $5,166,017 and Nil in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD and MOP into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,
	2021	2020
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7803	7.7536
USD : MOP exchange rate	8.0137	N/A

	For the nine months ended September 30,
	2021	2020
Average exchange rate for the period
USD : HKD exchange rate	7.7738	7.7576
USD : MOP exchange rate	8.0070	N/A

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years
Vehicles	4 years

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

Intangible assets

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method based on their estimated useful lives as follows:

Software	1-10 years

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Trade receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of September 30, 2021 and December 31, 2020.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2021 and December 31, 2020.

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

Inventories

Inventories are carried at the lower of cost and net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances.

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

Goodwill

Goodwill is recorded as the difference between the aggregate consideration paid for in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference.

Non-controlling interest

Non-controlling interests represent the equity interests in the subsidiaries that are not attributable, either directly or indirectly, to the Company.

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $210,725 and an accumulated deficit of $9,511,816 as of September 30, 2021. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2021 and December 31, 2020 is summarized as follows:

Schedule of Property and Equipment

	September 30, 2021	December 31, 2020
	(unaudited)

Office furniture and fixtures	$254,714	$679
Office equipment	9,962	9,968
Vehicles	164,996	165,267
Less: accumulated depreciation	(364,084)	(175,060)

Property, plant and equipment, net	$65,588	$854

Depreciation expense for the three and nine months ended September 30, 2021 was $246 and $736; and for the three and nine months ended September 30, 2020 was $246 and $736, respectively.

NOTE 5 – GOODWILL

	As of September 30, 2021	As of December 31, 2020
Goodwill	$71,664,639	$-
Less accumulated impairment losses	-	-
Balance at end of period	$71,664,639	$-

Goodwill has been allocated for impairment testing purposes to the acquisition of the shares of Macao E-Media Development Company Limited by the Company.

The assets were valued using a Fair Market Value basis as defined by The Financial Accounting Standards Board (FASB ASC 820). Liabilities were taken from Macao E-Media Development Company Limited Consolidated Balance Sheet as of September 27, 2021.

NOTE 6 – RIGHT TO USE ASSETS AND LEASE LIABILITY

In January 2020, the Company entered a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2022, with monthly payments of approximately $4,418 per month.

In September 2021, the Company entered the lease agreement for office and supermarket with MED and its subsidiaries in Macao and Zhuhai, with monthly payments of approximately $44,724 per month.

At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $1,274,263.

Right to use assets is summarized below:

	September 30, 2021	December 31, 2020
New York	$-	$62,322
Macao and Zhuhai	1,175,932	-
Hong Kong	98,331	98,331
Subtotal	1,274,263	160,653
Less accumulated depreciation	(555,623)	(109,867)
Right to use assets, net	$718,640	$50,786

During the nine months ended September 30, 2021 and 2020, the Company recorded $41,508 and $66,783 as lease expense to current period operations.

Lease liability is summarized below:

	September 30, 2021	December 31, 2020
Hong Kong	$13,079	$50,786
Macao and Zhuhai	705,561	-
Less: short term portion	(484,269)	(50,786)
Long term portion	$234,371	$-

Maturity analysis under these lease agreements are as follows:

	September 30, 2021	December 31, 2020
Year ended December 31, 2021	$772,818	$53,014
Less: Present value discount	(54,178)	(2,228)
Lease liability	$718,640	$50,786

Lease expense for the three months ended September 30, 2021 was comprised of the following:

Operating lease expense	$400,099
Short-term lease expense	92,508
$492,608

Lease expense for the nine months ended September 30, 2021 was comprised of the following:

Operating lease expense	$426,588
Short-term lease expense	96,408
$522,996

Lease expense for the three months ended September 30, 2020 was comprised of the following:

Operating lease expense	$11,922
Short-term lease expense	10,350
$22,272

Lease expense for the nine months ended September 30, 2020 was comprised of the following:

Operating lease expense	$49,733
Short-term lease expense	17,050
$66,783

NOTE 7 - OTHER RECEIVABLES AND DEPOSIT PAID

In May 2021, the Company entered into a business loan agreement, by and among the company, Macao E-Media Development Company Limited (“MED”), whereby the Company provide the fund for $1,000,000 to MED and its subsidiaries for the business operating use. The loan amount was unsecured, interest free and has no fixed terms of repayment. In September 2021, the Company converted the loan into addition of investment cost to acquire MED and its subsidiaries.

NOTE 8 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of September 30, 2021 was $522. On September 27, 2021, the Company acquired a Macao subsidiary, Green Supply Chain Management Company Limited who was trading as supermarket and had approximately $160,000 merchandise inventory as of September 30, 2021.

NOTE 9 – NOTE PAYABLE

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

In July 2019, the Company issued an unsecured note payable for $123,000 bearing interest at 5.0% per annum, payable monthly and due on July 9, 2021.  In September 2021, the Company repaid the principal and interest to borrower.

In November 2020, upon maturity of the May 2018 and November 2018 unsecured notes in aggregate of $100,000, the Company issued an unsecured note payable of $110,936 as payment of the maturing notes payable and accrued interest of $10,936.  The note payable bears interest of 5% and is due on December 31, 2022. In September 2021, the Company repaid the principal and interest to borrower.

NOTE 10 – STOCK SUBCRIPTION PAYABLES

During the nine months ended September 30, 2021, the Company issue the shares to non-related parties with intentions to purchase the Company’s common stock.  The transactions have been completed and therefore have been classified outside of equity for financial statement presentation.

NOTE 11 – BANK LOANS

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”), which are the new subsidiaries during business combinations in September 2021. The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25%. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. Another bank loan borrowed by Chengmi with principle of $2,419,355 and $1,612,903 and expiring December 2022 and May 2023 respectively.

NOTE 12 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2021 and December 31, 2020, there were 263,337,500 and 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2021, Kelton Capital Group Ltd. owned 31,190,500 shares or 11.8% of the Company’s common stock, and Aspect Group Limited owned 26,000,000 shares, or 9.9% of the Company’s common stock, and Jiang, Haitao owned 46,588,236 shares, or 17.7% of the Company’s common stock. Other than Kelton Capital Group Ltd and Aspect Group Ltd, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 13 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Numerator-basic and diluted
Net loss	$(98,181)	$(123,077)	$(210,725)	$(387,660)
Denominator
Weighted average number of common shares outstanding-basic and diluted	126,365,309	114,915,852	118,774,277	114,915,852

Loss per common share - basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.003)

NOTE 14 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year ended 31 December 2019.

Summarized financial information for joint venture is as follows:

Balance Sheets:	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Property, plant and equipment, net	$3,959	$4,797
Other receivables and prepaid	9,015	8,938
Inventory	4,073,623	496,015
Cash and cash equivalents	1,388,266	402,880
Total assets	5,474,863	912,630

Other payable to shareholder	(4,522,970)	(3,286,343)
Customer deposit	(4,469,069)	(627,966)
Total liabilities	(8,992,039)	(3,914,309)

Net liabilities	$(3,517,176)	$(3,001,679)

Statement of Operations:	Nine months ended September 30, 2021
(unaudited)
Revenue	$6,158,826
Less: Cost of sales	(6,004,448)
154,378
Operating expense	(554,960)
Depreciation	(823)
Net loss from operations	(401,405)

Other income (expense):
Interest (expense) income, net	(124,824)
Net loss	$(526,229)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of September 30, 2021, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 16 - SUBSEQUENT EVENTS

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

In September 2021, the Company completed the acquisition of 98.75% shares of Macao E-Media Development Company Limited (“MED”). As consideration for the MED shares, the Company agreed to issue the Sellers, or its assigns, in a total of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at a consideration of $0.50 per share, in the aggregate consideration of $65,668,750 (the “Purchase Price”). As a result of this acquisition, MED becomes a 98.75% owned subsidiary of the Company. MED was founded at Macau in 2011. Its main area of business includes food and grocery order-pickup-delivery services from local restaurants, supermarkets and hotels. In June 2016, MED owned and operated AOMI App officially. Within 2020, AOMI App reaches $100 million US Dollars in annual Gross Merchandise Volume (GMV). It serves approximately 2000 local restaurants or stores. Over 6 million users have downloaded AOMI App. Over 450,000 users have registered in AOMI App. MED’s Monthly Active User (MAU) reaches 300,000, and its maximum number of daily order/shipment has reached 18000. AOMI App has already established itself as the biggest and most successful food-delivery and local life platform in Macau. Meanwhile, MED has built a system of real time logistics and local delivery, which creates for the customers a life-style featured with convenience. At the same time, MED helps other business to increase their operation efficiency, and reduce their operation costs.

MED has four subsidiaries, each of which is in charge of respective area such as Development & Maintenance, Marketing & Operation, Logistics & Delivery, Payment & Clearance, Emerging Market Business Development. MED has over 500 employees, among which 300 are delivery man, and remaining 200 are working as IT or management department.

The market share of AOMI App in Macau has reached over 70%, and MAU exceeds 200,000. MED carries out food delivery and coupon publishing/purchasing services to over 2,000 restaurants. MED has built solid strategic relationship with banks and other financial institutions, accepting multiple currencies including RMB, the Chinese currency, in its payment and clearance. MED has cumulated abundant experience of offline promotion and online operation over last several years. Therefore, MED is in the process of researching overseas market, and plans to duplicate AOMI pattern in the due course.

Results of Operations

For the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Sales

For the three months ended September 30, 2021 and 2020, the Company generated no sales.

Operating expenses

For the three months ended September 30, 2021 and 2020, the Company’s selling, general and administrative expenses were $96,735 compared to $120,292 for the same period of the previous year.  The decrease is primarily the result of lower wages paid and other costs relating to business development.

Other Income (Expense)

For the three months ended September 30, 2021, the Company had $1,446 of interest expense relating to notes payable, as compared to $2,785 of interest expense for the same period last year.

Net Loss

For the three months ended September 30, 2021, we had a net loss of $98,181, or $(0.001) per share, as compared to a net loss of $123,077, or $(0.001) per share, for the same period of 2020.

For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended June 30, 2020

Sales

For the nine months ended September 30, 2021 and 2020, the Company generated no sales.

Operating expenses

For the nine months ended September 30, 2021 and 2020, the Company’s selling, general and administrative expenses were $203,431 compared to $379,305 for the same period of the previous year.  The decrease is primarily the result of lower wages paid and other costs relating to business development.

Other Income (Expense)

For the nine months ended September 30, 2021, the Company had $7,294 of interest expense relating to notes payable, as compared to $8,355 of interest expense for the same period last year.

Net Loss

For the nine months ended September 30, 2021, we had a net loss of $210,725, or $(0.002) per share, as compared to a net loss of $387,660, or $(0.003) per share, for the same period of 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash and cash equivalents of $5,172,878 and a working capital surplus of $71,592,206.  For the nine months ended September 30, 2021, the Company provided by net cash of $2,102,481 from its operating activities primarily from our net loss of $210,725, adjusted depreciation of $736 for our decrease in amount due from related company of $4,475,322, our increase in inventories of $522, our increase in other receivables of $1,000,349, increase in prepayment of $200, decrease in deposit of $50 and our decrease in account payable and accrued expenses of $1,161,831. By comparison, net cash used by operating activities was $369,803 for the same period of 2020.

During the nine months ended September 30, 2021 and the same period of 2020, the Company has no cash used by investing activity.

During the nine months ended September 30, 2021, the Company generated net cash $3,054,017 from financing activities was comprised of stock subscription deposit (net) of $1,041,539, payment of note payable of $233,936 and acquisition of subsidiaries of $4,329,492. By comparison, net cash generated from financing activities was $301,779 for the same period of 2020.

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

Contractual Obligations

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the six-month ended June 30, 2020, the rent was $650 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2022. The space is approximately 770 square feet, and the rent is approximately $4,393 per month. With the acquisition with MED, the Company has the office in Macao and Zhuhai, which are leased on terms of two to three years from 2020 to 2024. The rent is approximately $44,724 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 22, 2021