Form 10-K
period 2021-12-31
SCIENTIFIC ENERGY, INC
filed 2022-04-15
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:   263,337,500 shares of the registrant’s common stock were outstanding as of April 15, 2021.

PART I

Item 1.  BUSINESS

Background

Scientific Energy, Inc. (together with its subsidiaries, the “Company,” “we,” “us” or “our”) was incorporated under the laws of the State of Utah on May 30, 2001. From 2001 to 2018, the Company had endeavored a number of business activities, from developing and manufacturing various energy generation devices and energy efficient mechanisms to engaging in a business of e-commerce platform, but weren't successful.

On April 13, 2006, Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the “Sellers”) entered into a Share Purchase Agreement with Kelton Capital Group Limited (the "Buyer"), each of the Sellers was a director of the Company. Pursuant to the Share Purchase Agreement, the Buyer acquired from the Sellers an aggregate of 7,905,000 shares of the Company's issued and outstanding common stock, representing approximately 86.3% of the Company's outstanding shares at that time, for the aggregate cash purchase price of approximately $539,929. As a result of the transaction, a change of control of the Company occurred.

On January 23, 2018, the Company entered into an agreement with Cityhill Limited, a wholly owned subsidiary of Elate Holdings Limited, a Hong Kong listed company. Pursuant to the agreement, the parties agreed to establish a 50% - 50% joint venture in Hong Kong, Gold, Gold, Gold Limited (the “3G”).  3G operates in Hong Kong and owns the “Goldeck App”, a physical gold trading platform. 3G offers its customers with one-stop services including: physical gold trading, deposits and withdrawals.

On May 10, 2021, the Company acquired 98.75% of the issued and outstanding share capital of Macao E-Media Development Company Limited, a Macau company (“MED”), by issuance of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at $0.50 per share, for an aggregate consideration of $65,668,750. The acquisition was completed on September 27, 2021. As a result, MED becomes a 98.75% owned subsidiary of the Company.

Based on its monthly gross merchandise volume and market share, MED is a leading food and grocery ordering and delivery service company in Macau. MED was founded in Macau in 2011, and in 2015, once was Meituan Dianping’s exclusive business partner in Macau. Meituan Dianping is the biggest platform in China that offers diversified daily needs services, including food delivery, hotel and travel booking and other goods and services. In June 2016, MED launched its own first generation of e-commerce platform, i.e., Aomi App. Since then, MED has grown and become the biggest food and grocery ordering and delivery service provider in Macau, with approximately 70% of the market share.

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

Our Business

We conduct our businesses primarily through our 98.75% owned subsidiary, Macao E-Media Development Company Limited, a Macau Company (“MED”), and 50% owned subsidiary, Gold Gold Gold Limited (“3G”), a Hong Kong company.

In the following sections, we will primarily discuss the business of MED, as 3G is a joint venture and its financial position and results of operations are not consolidated with our consolidated financial statements. The financial position and results of operations of 3G are summarized in the notes to our consolidated financial statements.

We are a leading mobile platform of ordering and delivery services for restaurants or other merchants in Macau. We operate in Macau. Our businesses are built on our platform, Aomi App (the “Platform”). The Platform connects restaurants/merchants (collectively referred to as “merchants”) with consumers and delivery riders. The Platform is created to serve the needs of these three key areas and to become more intelligent and efficient with every customer order. As we grow, we enjoy the benefits of scale and enjoy our competitive advantages, and at the same time we deliver substantial benefits to everyone we serve. In 2021, our Platform generated over 8,400,000 transactions, totaling $1,049,142,000 MOP (approximately $130,649,653) in Gross Merchandise Volume.

We offer customers access to the Platform primarily through our mobile applications designed for iPhone, Android, and iPad devices. To use the mobile applications, customers either enter their delivery address or use geo-location and are thereby connected with local merchants that provide takeout or offer their services. Customers can further refine their search results using the search capability, enabling them to filter results across cuisines or merchandise types, merchant names, proximity, ratings and other criteria. Once customers have found what they are looking for, they place their orders. Once an order is received, the Company transmits the order to the merchant, while saving the customers’ preferences for future orders, thus providing them with a convenient repeat order experience.  A customer can choose to have the food delivered or for pick-up/take-away. The Platform informs the customer of the duration of food preparation, and when the food is ready for pick-up or the amount of time it will take for delivery. The customers can also track the meal through the real-time location of the delivery rider as displayed on the Platform.

Customers pay us for their meals or goods when orders are placed. Payment is administered by paying with a credit card, debit card, or third-party payment methods, such as WeChat Pay, Alipay, Apple Pay, Mpay, etc. For these transactions, we collect the total amount of the customer’s order less payment processing fees from the payment processor and remits the net proceeds to the merchants less commission and other fees. We generally accumulate funds and remit the net proceeds to the merchant partners at least on a monthly basis.

Consumers may also access our services through the WeChat mini program, a mobile app operated by a third party. Leveraged by the leading market status of WeChat along with its vast user base, it enables us to broaden our user reach. The WeChat mini program is easy to use. Customers can swipe or search to open the mini app and connect to the Company’s Platform without downloading or installing additional mobile applications. The WeChat mini program provides customers with the same functionality as the Company’s mobile applications, including finding merchant, searching and ordering.

Merchants have the option to either engage the Company to provide the delivery service or deliver by themselves. By providing delivery services, the Company is able to significantly increase the number of merchants it can offer to customers while enhancing the transparency, consistency and reliability of the customer experience. Delivery services benefit the merchants by allowing them to focus on making great food or providing good merchandise while the Company handles the complexity of operating the delivery networks. Presently the Company is by far the largest citywide on-demand food and merchandise delivery network in Macau.  For the year ended December 31, 2021, approximately 66% of the delivery transactions generated on our Platform were fulfilled by us. The Company’s delivery arrangements with merchants are structured under two models: Instant Delivery and Scheduled Delivery, of which the ratings are the same. As of December 31, 2021, the Company had 694 delivery riders.

From time to time, merchants run promotion campaigns or other activities via the Company’s Platform. Consumers are able to purchase coupons for merchandise at discounted prices on the Platform, and then go to merchants’ physical retail stores to redeem the coupons, and enjoy the goods or services at a member-discounted price. By doing so, merchants can establish their online presence, grow more customers, and promote and sell goods and services directly to consumers online.

We generate revenues primarily when customers place orders on our Platform. Merchant partners pay a commission, typically a percentage of the transaction, on orders that are processed through our Platform. In many cases, we also provide delivery services to merchants on the Platform that do not have their own delivery operations. Merchant partners that use our delivery services pay an additional commission on the transaction for the use of those services. We also recognize as revenue any fees charged directly to the customer.

We provide our customer with a wide variety of payment methods. Customers may use credit card, debit card, or a third-party payment method to pay for their goods and services when the orders are placed. For Macau customers, we accept debit card and credit card of major Macau banks, e.g., Industrial and Commercial Bank of China (Macau), Bank of China (Macau), Tai Fung Bank, Luso International Bank, Banco Nacional Ultramarino. International customers can use credit card issued by Visa, Mastercard, or China UnionPay. We also offer third-party payment methods such as WeChat, Alipay and Mpay.  For these transactions, we collect the total amount of the customer’s order net of payment processing fees from the payment processor and remits the net proceeds to the merchants less commission and other fees. We generally accumulate funds and remit the net proceeds to the merchant partners at least on a monthly basis.

A significant portion, approximately 88%, of the Company’s revenues are the commissions earned from merchant partners for consumer orders generated on our Platform.

Additional Services

The Platform of the Company originally serviced only food ordering and delivery, later, built on the Platform’s user base, the Company expands its services to other areas, and continues to drive customer growth and enhance customer value.

(1) Mobile Supermarket (Aomi Supermarket) and Home Delivery Service.

Since September 2020, in addition to food, customers can also order grocery and other non-food merchandise through our Platform called “Aomi Supermarket”, such as fruits and vegetables, meat, poultry, eggs and milk, seafood and aquatic products, grain, oil, seasoning, snacks, beverages and other groceries. Customers can satisfy their daily needs anytime, anywhere on their mobile phones without leaving home. The Platform allows customers to direct delivery riders to purchase the desired merchandise at the Aomi Supermarket and deliver to them, which typically takes less than one hour after an order is placed. We set ourselves apart from traditional retail supermarket brands in many ways. The most notable advantage is that we enjoy lower operating costs without physical retail stores, by selling groceries only online. It has been a year since we started our Aomi Supermarket operation. For the year ended December 31, 2021, due to higher delivery and warehouse costs, we are still losing money in this operation. We believe that as a result of our existing large customer base and on-demand delivery network getting more efficient, and by cutting certain non-profitable stock keeping units (SKUs) and negotiating with suppliers for more favorable pricing, we will be able to offer our online supermarket services with more efficiency and at low marginal cost. For the year ended December 31, 2021, approximately 11% of the Company’s revenue was derived from this service.

(2)  Brand Promotion Service

Taking advantage of the vast user base of the Platform, we have built and maintained stable business relationships with clients from different business sectors who seek more brand exposure. By using our platform, clients can establish their online presence, promote their brands and sell their goods and services directly to consumers online. We offer clients multiple advertisement options in order to meet their various marketing needs, in forms of ads such as pop-up, pop-under, floating or banner, therefore provide clients with consumer acquisition channels through which they can gain customer traffic. Through partnership with local banks, governmental departments, or large corporations, we endeavor to assist our clients to develop new customers while retain existing customers, improve corporate image, and eventually boost corporate trading volume. For the year ended December 31, 2021, approximately 2% of the Company’s revenue was derived from this service.

Merchant Benefits

We focus on providing value to both merchants and customers through our Platform. We provide merchants with more orders, help them serve customers better, facilitate delivery logistics, and enable them to improve the efficiency of their business. For customers, we make ordering, takeout accessible, simple and enjoyable, enabling them to discover new merchants and accurately and easily place their orders anytime and from anywhere.

With more than 4,400 merchants currently on our Platform, we believe that we can provide merchants with the following key benefits:

More Orders. Through our Platform, merchants in the network receive more orders at full prices.

Targeted Reach. Merchants in the network gain a mobile presence with the ability to reach their most valuable customers.

Low Risk, High Return. For merchants, our Platform enables them to grow their business without adding seating capacity or wait/service staff, and enable them to leverage their existing fixed costs.

Higher Efficiency. Merchant partners in the network can receive and handle a larger volume of takeout orders more accurately, increasing their operational efficiency while providing their takeout customers with a high-quality experience.

Delivery Service. In many cases, we provide delivery services to those merchants who do not have their own delivery operations. By providing delivery services, merchants can focus on making great food while we handle the complexity of operating the delivery networks.

Customer Benefits

With 620,100 registered Platform customers as of December 31, 2021, we believe that we provide customers with the following key benefits:

Discovery. We aggregate menus/merchandise catalogs and enable ordering from more than 4,400 merchants in Macau as of December 31, 2021, in most cases we provide customers with more choices than the menu drawer and allowing them to discover hidden gems from merchants on our Platform.

Lower price.  From time to time, merchants run promotion campaigns or other activities via our Platform. Consumers are able to purchase coupons at discount prices on the Platform, and then they go to merchants’ physical stores to redeem the coupons, and enjoy the goods and services at discounted prices.

Convenience. Using our Platform, customers do not need to place their orders over the phone or physically going to the merchants’ place of business. We provide customers with an easy-to-use, intuitive and personalized interface that helps them search and discover local merchants and then accurately and efficiently place orders from any places.

Service.  We strive to deliver a comprehensive and smooth end-to-end experience to our customers characterized with speedy delivery, good quality, and ease of use.

Sources of Revenues and Costs of Revenues

We generate revenue primarily from (i) commission from merchants for orders placed on our Platform, which are generally determined as a percentage of the value of the transaction completed, (ii) mobile marketing services in various advertising formats provided to restaurants/merchants or other clients, and (iii) delivery fees from customers and merchants for delivery services provided by us.

Our costs of revenue primarily consist of (i) food/merchandise delivery rider costs, (ii) payment processing costs, (iii) employee benefits, expenses for customer service and other personnel, (iv) depreciation of property, plant and equipment, and (v) Cloud server operation and maintenance costs.

A significant portion of costs of our revenues is attributable to delivery rider costs, which accounted for approximately 20% - 25% of our revenues.

Market and Customers

With increased smartphone penetration, in recent years, the mobile food/grocery ordering market has grown worldwide. Mobile ordering has started to become the norm, thanks to the convenience, accuracy, and ability to integrate payments.

We operate in Macau and serve approximately over one million people, of which approximately 700,000 are permanent residents and more than 300,000 are non-Macau residents/college students who work or study full time in Macau. Our customers are mainly Macau residents, i.e., Macau households, office workers, laborers and college students.

As of December 31, 2021, we had approximately 620,100 registered Platform customers and served over 4,400 partnered merchants. For the years ended December 31, 2021 and 2020, none of these active Platform customers or merchants accounted for 10% or more of our net revenues.

Sales and Marketing

Our sales team add new restaurant/merchant partners to the network by emphasizing the Platform’s low risk, high return proposition: providing more orders, low upfront payments or subscription fees without requiring any discounts from a restaurant/merchant’s full price menus, and we only get paid for orders we generate for them. Our delivery network has also expanded our offerings and ability to attract restaurants/merchants that do not have their own delivery operations. Leads for new merchants are generated either directly by the merchant through our Platform, or are self-prospected by the sales team. Once merchants have joined our network, our representatives continue to work with them to maintain quality control and to increase their order volume.

We believe that our mobile ordering platform, innovative products and excellent customer care are our best and most effective marketing tools, helping to generate strong word-of-mouth referrals, which have been the primary driver of our customer growth. Our integrated marketing efforts are aimed at encouraging new customers to try the Platform and driving existing customers to engage more frequently with the Platform. We use both mobile and offline advertising.

We worked with the Industrial and Commercial Bank of China to issue a co-branded credit card. Every new card holder is given $50 MOP (approximately $6.25) worth of coupon redeemable on our Platform. Together with our good services, this campaign significantly increased our customer base.

From time to time, we also introduce various types of promotions and activities to keep the existing users active, such as giving out coupons, discounts, and cash back activities.

Technology

Technology has changed consumer behavior and driven a wave of demand for convenience.  We enable local brick-and-mortar businesses, which are fundamental to the vitality of local economies and communities, to address consumers’ expectations of ease and immediacy and thrive in an increasingly convenience-driven economy. We generally develop additional features for our Platform in-house, focusing on quick release cycles and constant improvement. Our mobile properties are either stored on secure remote servers and software networks through a public cloud provider or are hosted by a third-party provider of hosting services. The Platform includes a variety of encryption, antivirus, firewall and patch-management technology to protect and maintain systems and computer hardware across the business. We rely on third-party off-the-shelf technology as well as internally developed and proprietary products and systems to ensure rapid, high-quality customer care, software development, website integration, updates and maintenance.

Growth Strategy

We strive to make our Platform an integral part of everyday life for merchants and customers through the following growth strategies:

(1) More merchants. We intend to broaden our network of merchants by providing innovative services that help merchants operate and grow their businesses. We have experienced tremendous success serving merchants. Today we have over 4,400 merchants, the majority of which are restaurants, on our Platform, and there are many more that we have yet to reach. We will continue to innovate and introduce new products and services to add value for our merchants and unlock additional revenue opportunities, and will continue our sales efforts to continue adding new merchants.

(2) More consumers. Presently there are over 620,100 consumers on our Platform. We plan to continue to increase our consumer reach by more consumer engagement. At present, consumers use our Platform for a small fraction of their monthly meals or purchases. We strive to increase the frequency with which consumers use our Platform by being the most delicious, affordable, and convenient way to eat or make purchase. We plan to do this by increasing the breadth of restaurant/merchant selection, expanding availability of meals at all times of the day. In addition, our goal is to satisfy consumers, thereby promoting their use of our Platform and making it easier for us to gain new consumers. We continue to make investments aimed at improving the consumer experience.

We intend to continue to grow the number of customers and orders placed on our Platform primarily through word-of-mouth referrals and marketing that encourages adoption of our ordering Platform and increased order frequency.

(3) Better Delivery Rider experience. We invest in improving delivery rider experience and satisfaction.

(4) More Service Offerings. As we grow, we plan to expand our service offerings, and grow into a full-category service e-commerce company. We will continue to add new service categories covering more use cases in consumers’ daily lives. We also plan to further broaden service selections within our current service categories. We believe expanding service offerings will improve consumer loyalty and lead to more cross-selling.

(5) Deliver Excellent Customer Care. By meeting and exceeding the expectations of both merchants and customers through customer service, we seek to gain their loyalty and support for our Platform.

(6) Improve Our Operational Efficiency. We will focus on optimizing our cost structure primarily through product improvements meant to enhance the operational efficiency and quality of our logistics platform. These improvements include enhancements to our batching algorithms and order preparation and traffic predictions.

Competition

As a leading mobile food and grocery ordering and take-out delivery service in Macau, we primarily compete with the traditional offline ordering process used by the vast majority of restaurants/grocery stores and diners involving paper menus that restaurants distribute to diners, as well as advertising that restaurants/grocery stores place in local publications to attract customers. For dining customers, we compete with the traditional ordering process by aggregating restaurant and menu information in one place online so that it is easier and more convenient to find a desirable restaurant option and place a customized order without having to interact directly with the restaurants. For restaurants, we offer a more targeted marketing opportunity than the telephone pages, billboards or other local advertising media since dining customers typically access our Platform when they are looking to place a takeout order, and we capture the transaction right at the time when a dining customer has made a decision.

Most restaurants in Macau are small businesses, who do not have their own standalone websites and online interfaces. Compared to other dining platforms, we offer customers a wide range of choices, with over 4,400 restaurants on our Platform, including low cost or no cost delivery, menu price parity with any other online ordering option and the lowest overall pricing and most compelling rewards for customers in Macau.

There is another mobile food delivery service provider in Macau, MFood, which is owned and operated by Mpay, a Macau local digital payment company. While MFood has access to a massive number of users inherited from its parent company, but MFood is small in scale and unable to compete with us effectively.

While we are currently the leading mobile food and grocery take-out delivery service in Macau, new competitors could emerge and existing competitors could continue to grow in our markets. These competitors may have greater resources and other advantages than us and could impact our growth rates and ability to maintain profitability.

Government Regulation

We are subject to a wide variety of laws and regulations in Macau. These laws, regulations, and standards govern issues such as business registration, labor and employment, commissions and fees, anti-discrimination, payments, product liability, environmental protection, personal injury, text messaging, subscription services, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data security, competition, terms of service, mobile application and website accessibility, money transmittal, and background checks. We are also subject to regulations and best practices stipulated by the Monetary and Foreign Exchange Authority of Macau (“AMCM”). Especially, AMCM requires us to open an official bank account under the supervision of AMCM and other equivalent Macau government departments. When a customer places an order on our Platform, the customer’s payment will directly go to this official bank account in the first step. We then settle the payment later with merchants periodically.

The laws and government regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon our operations, earnings and its competitive position in the future. As of December 31, 2021, we had not encountered any obstacles rising from government regulations.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure agreements to establish and protect our proprietary rights.

We have devoted to identify and protect a substantial portion of our strategic intellectual property in logistics, selection optimization, and other technologies relevant to its business. As of December 31, 2021, we had 5 patents registered and one pending patent application with the State Intellectual Property Office of China. In addition, we owned 23 trademarks in various categories and registered with the China Trademark Office, 15 trademarks registered with the Economic and Technological Development Bureau of Macau, 6 trademarks registered with the Intellectual Property Department in Hong Kong. Also, we hold 48 software copyrights and 2 other copyrights registered with the State Copyright Bureau of China.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may be infringed in the future or may be invalidated, circumvented, or challenged.

Employees

As of December 31, 2021, we had approximately 567 full time employees and 397 part time employees. Of 567 full time employees, 297 were delivery riders. All of our part-time employees are delivery riders. None of our employees are covered by collective bargaining agreements.  We have not experienced any work stoppages, and we believe that our relationship with our employees is good.

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

As a smaller reporting company, we are not required to provide the information called for in this Item.

Item 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.   DESCRIPTION OF PROPERTY

We conduct our businesses primarily in Macau and Hong Kong. As of December 31, 2021, we leased office facilities and warehouse at four locations: Jersey City, New Jersey, USA; Hong Kong; Macau; and Zhuhai, Guandong, China, totaling approximately 39,800 square feet, of which approximately 21,480 square feet were used as warehouses.  We believe these facilities are in good condition and sufficient for our current needs but may need to seek additional or expanded facilities if our business continues to grow, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

Item 3.   LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities that are adverse to us or have a material interest adverse to us.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Pink marketplace under symbol "SCGY", and has been traded very thinly and infrequently. Accordingly, we are not including a history of reported trades in the public market through December 31, 2021.

Holders of Our Common Stock

As of December 31, 2021, we had 263,337,500 shares of our common stock issued and outstanding, held by approximately 255 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not declared any cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the board of directors may deem relevant.

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

Recent Sales of Unregistered Securities

On May 10, 2021, the Company entered into a stock purchase agreement with multiple accredited investors to sell and issue to the purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, an aggregate of 17,084,148 shares of the Company’s common stock, par value $0.01 per share at a price of $0.50 per Share.  Proceeds to the Company from the sale of the Shares were $8,542,074.

On May 10, 2021, the Company entered into a share purchase agreement, by and among the Company, Macao E-Media Development Company Limited, a company registered in Macau (“MED”), and the shareholders of MED (the “MED Shareholders” and, together with MED, the “Sellers”), whereby the Company acquired from the Sellers 98.75% of the issued and outstanding share capital of MED (the “MED Shares”).

As consideration for the MED Shares, the Company agreed to issue the Sellers, or its assigns, in a total of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at a consideration of $0.50 per share, for an aggregate consideration of $65,668,750.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2021.

Item 6.   SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, the discussion below primarily reflects the historical condition and results of operations of the Company for the periods presented and the results of acquired businesses from the relevant acquisition dates. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. This overview summarizes the MD&A, which includes the following sections:

Our Business –for a general description of our business, strategy, challenges and products and services see Part I, Item 1, “Business” of this Annual Report on Form 10-K.

Significant Accounting Policies and Critical Estimates – for further discussion of accounting policies that require critical judgments and estimates see Part II, Item 8, Note 2, Summary of Significant Accounting Policies, of the accompanying notes to our consolidated financial statements in this Annual Report on Form 10-K.

Operations Review – an analysis of our consolidated results of operations for the year ended December 31, 2021, as compared to the prior year and pro-forma results of operations.

Liquidity and Capital Resources – an analysis of cash flows, contractual obligations and commitments, and an overview of financial position.

Business Overview

We conduct our businesses primarily through our 98.75% owned subsidiary, Macao E-Media Development Company Limited, a Macau Company (“MED”), and 50% owned subsidiary, Gold Gold Gold Limited (“3G”), a Hong Kong company.

In this MD&A section, we will primarily discuss the business of MED, as 3G is a joint venture and its financial position and results of operations are not consolidated with our consolidated financial statements. The financial position and results of operations of 3G are summarized in the Notes to our consolidated financial statements.

As a leading mobile platform of ordering and delivery services for restaurants or other merchants, we operate in Macau, and our businesses are built on our platform, Aomi App (the “Platform”). The Platform connects restaurants/merchants (collectively referred to as “Merchants”) with consumers and delivery riders. The Platform is created to serve the needs of these three key constituencies and to become more intelligent and efficient with every customer order. As we grow, we enjoy the benefits of scale and enjoy our competitive advantages, and at the same time we deliver substantial benefits to everyone we serve.  For the year ended December 31, 2021, our Platform generated over 8,400,000 transactions, totaling $1,049,142,000 MOP (approximately $130,649,653) in Gross Merchandise Volume.

MED was found in Macau in 2011. In May 2021, the Company entered into a share purchase agreement, by and among the Company, MED, and the shareholders of MED, whereby the Company acquired 98.75% of MED’s issued and outstanding share capital. As consideration for the MED Shares, the Company agreed to issue the sellers, or its assigns, a total of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at $0.50 per share, for an aggregate consideration of $65,668,750.  The acquisition was closed in September 2021. As a result of this acquisition, MED becomes a 98.75% owned subsidiary of the Company.

Impact of COVID-19 on Our Operations and Financial Performance

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. Substantially all of our revenues and workforce are concentrated in Macau and in China. In response to the intensifying efforts to contain the spread of COVID-19, the Macau government took a number of actions, which included extending the Chinese New Year holiday, quarantining individuals suspected of having COVID-19, asking residents to stay at home and to avoid public gathering, among other things. During the early part of 2021, COVID-19 caused a temporary slowdown of our operation, and as a result, our revenue did not increase as we predicted in 2021. It is, however, still unclear how the pandemic will evolve going forward, and we cannot assure you whether the COVID-19 pandemic will again bring about a significantly negative impact on our business operations, financial condition and operating results, including but not limited to a negative impact to our total revenues.

While we have resumed business operations, there remain significant uncertainties surrounding the COVID-19 outbreak and its further development as a global pandemic. Hence, the extent of the business disruption and the related impact on our financial results and outlook for 2022 cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. We are still assessing our business operations and the total impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.

Results of Operations

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Sales

For the year ended December 31, 2021, the Company generated sales for $10,049,891 compared to $Nil for the year of 2020. Currently the Company is in the process of developing Mobile Supermarket and Home Delivery Service.

Costs of Goods Sold

For the year ended December 31, 2021, the Company generated cost of good sold for $7,664,721 compared to $Nil for the year of 2020. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the year ended December 31, 2021, the Company’s operating expenses were $3,344,172 compared to $472,963 for the year of 2020.  The increase is primarily the result of expense paid towards Macau and Zhuhai business operations in 2021.

Other Income (Expense)

For the year ended December 31, 2021, the Company had $29,081 of interest expense, net, as compared to $11,203 of interest expense for the same period last year.  The interest expense in 2021 and 2020 is related to notes payable issued in 2018 and 2019. The increase is primarily the result of new bank loan paid towards Macao and Zhuhai business operations in 2021.

Net Loss

For the year ended December 31, 2021, the Company had a net loss of $967,685, or $(0.005) per share, as compared to a net loss of $461,519, or $(0.004) per share, for the year of 2020.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $967,685 for the year ended December 31, 2021 and had an accumulated deficit of $10,268,776 as of December 31, 2021. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash and cash equivalents of $4,920,375 and a working capital deficit of $2,805,610.  The Company generates a significant amount of cash flows from operations.

For the year ended December 31, 2021, the Company used net cash of $5,821,075 from its operating activities primarily from our net loss of $967,685, net with depreciation and amortization of $67,621,  a disposal of equipment of $1,125, an increase in account receivables of $135,396, an increase in amount due from related company of $19,452, an increase in amount due from associate of $24,678, an increase in amount due from shareholder of $998,391, an increase in inventories of $44,310, a decrease in prepaid expenses of $149,058, a decrease in deposits of $42,607, a decrease in other receivables of $558,275, an increase in accrued expense of $654,419, an increase in amount due to related company of $20,002, a decrease in deposit received of $215,356, a decrease in other payables of $3,547,542, a decrease in account payable of $1,361,372. By comparison, net cash used in operating activities was $447,682 in 2020.

During the year ended December 31, 2021, the Company used net cash of $732,954 from its investing activities which comprised with purchase of equipment of $22,449, loan to associate of $997,923 and net cash inflow from acquisition of subsidiaries of $287,418. By comparison, net cash used in investing activities was $Nil in 2020

During the year ended December 31, 2021, the Company’s financing activities provided net cash of $11,652,469, which was comprised of repayment of bank loans of $29,392, repayment of notes payable of $243,664, repayment of stock subscriptions of $1,041,539, proceeds of issuance of shares capital of $12,967,064. By comparison, net cash provided by financing activities was $375,792 in 2020.

We believe that our existing cash, cash equivalents, short term investments and borrowings available under the credit facility will be sufficient to meet our working capital requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than currently expected. If we are unable to obtain needed additional funds, we will have to reduce operating costs, which could impair our growth prospects and could otherwise negatively impact our business.

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”), which are the new subsidiaries during business combinations in September 2021. The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25% per annum. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. Another bank loan borrowed by Chengmi with principle of $464,583 and $309,721 and expiring December 2022 and May 2023, respectively, at an interest rate of 4.6% and 4.45% per annum.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

The Company leases approximately 250 square feet of space in Jersey City, New Jersey under a month-by-month basis at rent of $650 per month.  In addition, the Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2024 with monthly payments of approximately $4,393 per month. Besides, the acquisition of Macau and Zhuhai subsidiaries, it results on addition lease for office and warehouse approximately 38,780 square feet in Macau and Zhuhai, expiring within year 2022 to 2024 with monthly payment of approximately $44,724 per month.

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

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCIENTIFIC ENERGY, INC.
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(Stated in US Dollars)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2021 and 2020	F-2

Consolidated Statements of Operations and Comprehensive Losses for years ended December 31, 2021 and 2020	F-3

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2021 and 2020	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scientific Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive losses, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Goodwill and Intangible Assets – Refer to Notes 2, 5 and 6 to the financial statements.

As disclosed in the consolidated financial statements goodwill and intangible assets, net were $71.7 and $1.2 million respectively as of December 31, 2021. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As shown in Notes 5 and 6 to the financial statements, the Company did not recognize any impairment for goodwill and intangible assets during the year ended December 31, 2021.

If an indicator of impairment exists for any software technology, an estimate of the undiscounted future cash flows over the life of the primary asset for each software technology is compared to that long-lived asset’s carrying value.

The determination of whether an impairment indicator has occurred involves the evaluation of subjective factors by management to assess what constitutes an event or change in circumstance that indicates a software technology should be tested for recoverability, and therefore auditing the valuation of goodwill and long-lived assets involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit:

Subjective auditor judgment was required to evaluate the completeness of management’s assessment as to whether an event or change in circumstance indicates a software technology’s assets should be tested for recoverability. The primary procedures we performed to address this critical audit matter included the following:

We tested the effectiveness of controls over management’s goodwill and intangible impairment process, including controls related to determining the completeness of management’s assessment as to which events or changes in circumstance indicates a software technology’s assets should be tested for recoverability.

We evaluated management’s process for determining whether all potential indicators of impairment were appropriately identified, including:

•comparing the consistency and precision of the methodology used to determine the proper impairment indicators by management to the relevant requirements of generally accepted accounting principles (“GAAP”);

•considering current technology, economy or other industry changes through review of relevant industry publications, current news publications and Board of Directors’ meeting minutes, in order to evaluate the completeness of events or changes in circumstances identified by management as indicators that the software technology asset should be tested for recoverability.

/s/ Centurion ZD CPA & Co

Centurion ZD CPA & Co. (ID 2769)

Hong Kong

April 15, 2022

We have served as the Company's auditor since 2014.

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 AND 2020

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$ 4,920,375	$ 14,468
Loan receivables	997,923	-
Account receivables	842,917	-
Other receivables	66,388	-
Amount due from related companies	1,377,231	-
Amount due from joint venture	24,679	-
Amount due from shareholder	942,267	-
Inventories	255,287	-
Prepaid expense	369,367	-
Total current assets	9,796,434	14,468

Non-current assets:
Property, plant and equipment, net	77,006	854
Intangible assets	1,226,001	-
Goodwill	71,664,639	-
Operating lease right to use assets	586,922	50,786
Deposits	525,973	14,743
Total non-current assets	74,080,541	66,383

Total assets	$ 83,876,975	$ 80,851

LIABILITIES AND STOCKHOLDERS' SURPLUS/(DEFICIT)
Current liabilities:
Accounts payables	$ 6,199,998	$ 1,164,395
Accrued expenses	2,862,306	-
Amount due to related company	20,002	-
Deposits received	1,336,256	-
Other payables	1,217,427	-
Bank loans	566,046	-
Operating lease liabilities	400,009	50,786
Note payable	-	233,936
Stock subscription payables	-	1,041,539
Total current liabilities	12,602,044	2,490,656

Non-current liabilities:
Bank loans	$ 481,357	$ -
Operating lease liability	186,913	-
Total non-current liabilities	668,270	-

Total liabilities	$ 13,270,314	$ 2,490,656

Commitments and contingencies (Note 17)	-	-

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares and 114,915,852 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2,633,375	1,149,159

Additional paid in capital	78,460,638	5,734,030
Accumulated deficit	(10,268,776)	(9,301,091)
Accumulated other comprehensive income	(114,160)	8,097
Total stockholders' surplus / (deficit)	70,711,077	(2,409,805)

Non-controlling interests	(104,416)	-

Total liabilities and stockholders' surplus	$ 83,876,975	$ 80,851

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2021	2020
REVENUE	$ 10,049,891	$ -
COST OF REVENUE	(7,664,721)	-
GROSS PROFIT	2,385,170	-

OPERATING EXPENSES:
Selling, general and administrative expenses	3,276,551	471,983
Depreciation and amortization	67,621	980
Total operating expenses	3,344,172	472,963

NET LOSS FROM OPERATIONS	(959,002)	(472,963)

Other income (expense):
Sundry (expense) income, net	2	22,647
Interest (expense) income, net	(29,081)	(11,203)

Net loss before provision for income taxes	(988,081)	(461,519)

Income taxes	-	-

NET LOSS	$ (988,081)	$ (461,519)

Net income (loss) attributable to non-controlling interests	20,396	-

Net income attributable to Scientific Energy, Inc.	$ (967,685)	$ (461,519)

OTHER COMPREHENIVE LOSS:
Foreign translation gain (loss)	(122,257)	1,729

Comprehensive loss	$ (1,089,942)	$ (459,790)

Net loss per common share, basic and diluted	$ (0.005)	$ (0.004)

Weighted average common shares outstanding, basic and diluted	184,177,222	114,915,852

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income (loss)	Interests	Total
Balance, December 31, 2019	114,915,852	$ 1,149,159	$ 5,734,030	$ (8,839,572)	$ 6,368	$ -	$ (1,950,015)

Foreign currency transaction income	-	-	-	-	1,729		1,729

Net loss	-	-	-	(461,519)	-	-	(461,519)
Balance, December 31, 2020	114,915,852	1,149,159	5,734,030	(9,301,091)	8,097	-	(2,409,805)

Issuance of shares in connection with acquisition of subsidiaries	131,337,500	1,313,375	64,355,375	-	-	(84,020)	65,584,730

Issuance of ordinary shares	17,084,148	170,841	8,371,233	-	-	-	8,542,074

Foreign currency transaction income	-	-	-	-	(122,257)	-	(122,257)

Net loss	-	-	-	(967,685)	-	(20,396)	(988,081)

Balance, December 31, 2021	263,337,500	$ 2,633,375	$ 78,460,638	$ (10,268,776)	$ (114,160)	$ (104,416)	$ 70,606,661

See the accompanying notes to the consolidated financial statement

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (967,685)	$ (461,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,916	980
Amortization	56,705	-
Loss on disposal of property and equipment	1,125	-
Account receivables	(135,396)	-
Amount due from related companies	(19,452)	-
Amount due from joint venture	(24,678)	-
Amount due from shareholder	(998,391)	-
Inventories	(44,310)	-
Deposits	42,607	5,533
Prepaid expenses	149,058	2,800
Other receivables	558,275	-
Accrued expenses	654,419	-
Amount due to related company	20,002	-
Deposits received	(215,356)	-
Other payable	(3,547,542)	-
Accounts payable	(1,361,372)	4,524
Net cash used in operating activities	(5,821,075)	(447,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash inflow from acquisition of subsidiaries	287,418	-
Loan to joint venture	(997,923)	-
Purchase of equipment	(22,449)	-
Net cash used in investing activities	(732,954)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of share capital	12,967,064	-
Repayment of bank borrowings	(29,392)	-
Proceeds from notes payable	(243,664)	10,936
Proceeds from subscription received	(1,041,539)	364,856
Net cash provided by financing activities	11,652,469	375,792

Effect of currency rate changes on cash	(192,533)	1,729

Net increase / (decrease) in cash and cash equivalents	4,905,907	(70,161)
Cash and cash equivalents, beginning of period	14,468	84,629
Cash and cash equivalents, end of period	$ 4,920,375	$ 14,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$ 29,081	$ 11,203
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 586,922	$ 50,786
Record lease liabilities upon adoption of ASC 842	$ 586,922	$ 50,786

Non cash transaction:
Issuance of shares in connection with acquisition of subsidiaries	$ 65,584,730	$ -

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

On February 8, 2021, the Company acquired an entire share of a Hong Kong company, Qwestro Limited, for HK$1,000 without any goodwill and bargaining purchase.

On March 24, 2021, the Company disposed of its wholly-owned dormant subsidiary, PDI Global Limited, with a positive net worth of $1 to an unaffiliated third-party purchaser for $1.

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

The Company is operating mobile platform of ordering and delivery services for restaurants and supermarket in Macau, together recognizing revenue on closed transactions.

Segment information

ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  All sales and substantial assets of the Company are in China and Macau. The Company applies the management approach to the identification of our reportable operating segments as provided in accordance with ASC 280-10.  The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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

As of December 31, 2021, and December 31, 2020, the Company maintained $4,899,488 and $Nil in foreign bank accounts not subject to FDIC coverage

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

	December 31, 2021	December 31, 2020
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7992	7.7536
USD : MOP exchange rate	8.0332	N/A

	Year ended December 31, 2021	Year Ended December 31, 2020
Average exchange rate for the period
USD : HKD exchange rate	7.7838	7.7561
USD : MOP exchange rate	8.0173	N/A

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years
Vehicles	4 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of December 31, 2021 and 2020.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2021 and 2020.

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

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $967,685 and an accumulated deficit of $10,268,776 as of December 31, 2021. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Furniture and equipment as of December 31, 2021 and 2020 is summarized as follows:

	December 31,	December 31,
	2021	2020
Office furniture and fixtures	$55,369	$679
Office equipment	137,118	9,968
Vehicles	-	165,267
Less: accumulated depreciation	(115,481)	(175,060)

Property, plant and equipment, net	$77,006	$854

Depreciation expense for the years ended December 31, 2021 and 2020 was $10,916 and $980, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of December 31, 2021 and 2020 is summarized as follows:

	December 31,	December 31,
	2021	2020
Software	$1,940,614	$-
Less: accumulated amortization	(714,613)	-

Intangible assets, net	$1,226,001	$-

Amortization expense for the years ended December 31, 2021 and 2020 was $56,705 and $Nil, respectively.

NOTE 6 – GOODWILL

	December 31, 2021	December 31, 2020
Goodwill	$71,664,639	$-
Less accumulated impairment losses	-	-
Balance at end of period	$71,664,639	$-

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

NOTE 7 – RIGHT TO USE ASSETS AND LEASE LIABILITY

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

Right to use assets is summarized below:

	December 31, 2021	December 31, 2020
New York	$-	$62,322
Macao and Zhuhai	1,175,932	-
Hong Kong	98,331	98,331
Subtotal	1,274,263	160,653
Less accumulated depreciation	(687,341)	(109,867)
Right to use assets, net	$586,922	$50,786

During the year ended December 31, 2021 and 2020, the Company recorded $169,426 and $47,545 as depreciation on ROU assets; and the Company recorded $15,544 and $5,469 as financial interest to current period operations.

Lease liability is summarized below:

	December 31, 2021	December 31, 2020
Macao and Zhuhai	$586,922	$-
Hong Kong	-	50,786
Total lease liability	586,922	50,786
Less: short term portion	(400,009)	(50,786)
Long term portion	$186,913	$-

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2021 and 2020	$627,609	$53,014
Less: Present value discount	(40,687)	(2,228)
Lease liability	$586,922	$50,786

Lease expense for the year ended December 31, 2021 was comprised of the following:

Operating lease expense	$176,479
Short-term lease expense	46,510
$222,989

Lease expense for the year ended December 31, 2020 was comprised of the following:

Operating lease expense	$67,014
Short-term lease expense	23,272
$90,286

NOTE 8 - LOAN RECEIVABLES

In September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the company, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for the business operating use. The loan amount was unsecured, with interest rate 5% p.a.

NOTE 9 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of December 31, 2021 was $522. On September 27, 2021, the Company acquired a Macao subsidiary, “MED” and Green Supply Chain Management Company Limited who were trading as mobile platform of ordering and delivery services for restaurants and supermarket respectively and had approximately $250,000 merchandise inventory as of December 31, 2021.

NOTE 10 – NOTE PAYABLE

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

In September 2021, the Company repaid all the principal and interest to borrower.

NOTE 11 – STOCK SUBCRIPTION PAYABLES

During the year ended December 31, 2021, the Company issue the shares to non-related parties with intentions to purchase the Company’s common stock.  The transactions have been completed and therefore have been classified outside of equity for financial statement presentation.

NOTE 12 – BANK LOANS

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”), which are the new subsidiaries during business combinations in September 2021. The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25%. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. Another bank loan borrowed by Chengmi with principle of $464,583 and $309,721 and expiring December 2022 and May 2023, respectively, at an interest rate of 4.6% and 4.45% per annum.

NOTE 13 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 30, 2021 and December 31, 2020, there were 263,337,500 and 114,915,852 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2021, Kelton Capital Group Ltd. owned 31,190,500 shares or 11.8% of the Company’s common stock, and Aspect Group Limited owned 20,000,000 shares, or 7.6% of the Company’s common stock, and Jiang Haitao owned 46,588,236 shares, or 17.7% of the Company’s common stock. Other than Kelton Capital Group Ltd, Aspect Group Ltd, and Jiang Haitao no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 14 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the year ended December 31, 2021 and 2020, respectively:

Schedule of Loss Per Share

	For the Years Ended December 31,
	2021	2020
Numerator - basic and diluted
Net loss	$(967,685)	$(461,519)
Denominator
Weighted average number of common shares outstanding —basic and diluted	184,177,222	114,915,852
Loss per common share — basic and diluted	$(0.005)	$(0.004)

NOTE 15 - INCOME TAXES

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

For the year ended December 31, 2021, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore, there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2021, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $5,940,000, expiring within 20 years, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2021 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. is incorporated in the State of Utah in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. As of December 31, 2021, future net operation losses of approximately $0.10 million are available to offset future operating income through 2040.

British Virgin Islands

Makeliving Limited is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Makeliving Limited are not subjected to tax on income or capital gains.

Hong Kong

Sinoforte Limited and Qwestro Limited are incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first HK$2 million of profits of qualifying corporations, and profits above HK$2 million will be taxed at 16.5%. Sinoforte Limited and Qwestro Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2021 and 2020, and therefore, Sinoforte Limited and Qwestro Limited were not subjected to Hong Kong profits tax.

Macau

Macao E-Media Development Company Limited, Squirrel Logistic Company Limited and Green Supply Chain Management Company Ltd. are exempted to Macau Corporate Income Tax.

People’s Republic of China

Zhuhai Chengmi Technology Company Ltd. and Zhuhai Migua Technology Company Ltd. are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

At December 31, 2021 and 2020, the significant components of the deferred tax (assets) liabilities are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2021	December 31, 2020

Net operating loss carryforward	$(988,081)	$(461,519)
Inventory obsolescence	-	-

Total deferred tax assets	(988,081)	(461,519)
Valuation allowance	988,081	461,519
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized for foreign income taxes.

Rate Reconciliation:	December 31, 2021	December 31, 2020

Book losses (worldwide) at federal statutory rate (21%)	$46,826	$25,772
Hong Kong Profit Tax rate (16.5%)	12,595	27,951
PRC Tax rate (25%)	(103,045)	-
Change in valuation allowance	43,624	(53,723)
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2021 and 2020, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2021 and 2020.  Tax years from 2015 through 2020 are open to examination by the taxing authorities.

NOTE 16 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year. The Company shared the operating loss from JV of $12,839 during 2019.

Summarized financial information for joint venture is as follows:

Balance Sheets:	December 31, 2021	December 31, 2020
Property, plant and equipment, net	$3,676	$4,797
Other receivables and prepaid	8,920	8,938
Inventory	4,181,874	496,015
Cash and cash equivalents	1,379,175	402,880
Total assets	5,573,645	912,630

Other payable	(4,265,052)	(3,286,343)
Customer deposits and other	(4,885,447)	(627,966)
Total liabilities	(9,150,499)	(3,914,309)

Net liabilities	$(3,576,854)	$(3,001,679)

Statement of Operations:	December 31,	December 31,
	2021	2020
Revenue	$8,532,963	$430,423
Cost of sale	(8,253,515)	(314,009)
Gross profit	279,448	116,414
Operating expense	(695,248)	(1,069,664)
Net loss from operations	(415,800)	(953,250)

Other income (expense):
Interest (expense) income, net	(178,096)	(122,638)
Net loss	$(593,896)	$(1,075,888)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Capital commitment

As of December 31, 2021, and 2020, no capital commitment was expected.

Legal Proceeding

As of December 31, 2021, the Company is not aware of any material outstanding claim and litigation against it.

NOTE 18 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of December 31, 2021, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report of the effectiveness on the design and operation of our internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	67	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

We are unaware of any person who, at any time during the fiscal year ended December 31, 2021, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

Committees of the Board of Directors

The current Board is composed of one director. We currently do not have a separate Audit Committee, Nominating, Governance Committee or Compensation Committee; however, we intend to expand the size of our Board of Directors and intend to seek qualified directors to serve on the Board and ultimately form standing Audit, Nominating, Governance and Compensation Committees.

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

Leadership Structure

The chairman of our Board of Directors, and Chief Executive Officer positions are currently the same person, Mr. Chan. Our Bylaws do not require our Board of Directors to separate the roles of chairman and chief executive officer but provides our Board of Directors with the flexibility to determine whether the two roles should be combined or separated based upon our needs.  Our Board of Directors believes the combination of the chairman and the chief executive officer roles is the appropriate structure for our company at this time. Our Board of Directors believes the current leadership structure serves as an aid in the Board of Directors’ oversight of management and it provides us with sound corporate governance practices in the management of our business.

Risk Management

The Board of Directors discharges its responsibilities, and assesses the information provided by our management and the independent auditor, in accordance with its business judgment.  Management is responsible for the preparation, presentation, and integrity of the Company’s financial statements, and management is responsible for conducting business in an ethical and risk mitigating manner.  The Board of Directors oversees management in their duty to manage the risk of our company and each of our subsidiaries. Our Board of Directors regularly reviews information provided by management as management works to manage risks in the business. The Board of Directors intends to establish Board Committees to assist the full Board of Directors’ oversight by focusing on risks related to the particular area of concentration of the relevant committee.

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2021	-	-	-	-	-	-	-	-
CEO and	2020	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2021, as defined by Item 402(p) of Regulation S-K.

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

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.  At this time, we do not have a tax qualified defined contribution 401(k) plan in which all eligible executive officers and employees may participate.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of April 15, 2022, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class

Common	Liang Huang (2) c/o 27 Weldon Street Jersey City, NJ 07306	31,261,920	11.87%

Common	Jiang Haitao c/o 27 Weldon Street Jersey City, NJ 07306	46,588,236	17.69%

Common	Aspect Group Limited c/o 27 Weldon Street Jersey City, NJ 07306	20,000,000	7.59%

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Management

As of April 15, 2022, no director, nominee and executive officer of the Company owned the security of the Company.

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

Fee Category	2021	2020
Audit Fees	$116,000	$45,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$116,000	$45,000

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

3.1	Amended Articles of Incorporation dated January 25, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report Form 10-KSB filed on April 19, 2007)

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.2(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).
10.2	Stock Purchase Agreement dated as of May 10, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 10, 2021).

10. 3	Stock Purchase Agreement dated as of May 10, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 10, 2021).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21	List of Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1	Section 1350 Certifications of CEO and CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date：	SCIENTIFIC ENERGY, INC.

April 15, 2022	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2022	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director