Form 10-Q
period 2022-03-31
SCIENTIFIC ENERGY, INC
filed 2022-05-18
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of May 16, 2022.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$ 4,666,521	$ 4,920,375
Loan receivables	994,822	997,923
Accounts receivable	753,074	842,917
Other receivables	53,356	66,388
Amount due from related companies	1,217,824	1,377,231
Amount due from joint venture	24,679	24,679
Amount due from shareholder	989,798	942,267
Inventories	368,537	255,287
Prepaid expense	473,376	369,367
Total current assets	9,541,987	9,796,434

Non-current assets:
Property, plant and equipment, net	91,416	77,006
Intangible assets	1,236,512	1,226,001
Goodwill	71,664,639	71,664,639
Operating lease right to use assets	613,995	586,922
Deposits	521,819	525,973
Total non-current assets	74,128,381	74,080,541

Total assets	$ 83,670,368	$ 83,876,975

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payable	$ 6,324,345	$ 6,199,998
Accrued expenses	3,469,272	2,862,306
Amount due to related party	19,940	20,002
Deposit received	1,657,223	1,336,256
Other payables	1,016,329	1,217,427
Bank loans	559,838	566,046
Operating lease liabilities	391,566	400,009
Total current liabilities	13,438,513	12,602,044

Non-current liabilities:
Bank loans	439,668	481,357
Operating lease liability	222,429	186,913
Total non-current liabilities	662,097	668,270

Total liabilities	14,100,610	13,270,314

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(11,287,098)	(10,268,776)
Accumulated other comprehensive loss	(119,944)	(114,160)
Total stockholders' surplus	69,686,971	70,711,077

Non-controlling interests	(117,213)	(104,416)

Total liabilities and stockholders' equity	$ 83,670,368	$ 83,876,975

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2022	2021
REVENUE	$ 10,130,661	$ -
COST OF REVENUE	(7,358,415)	-
GROSS PROFIT	2,772,246	-

OPERATING EXPENSES:
Selling, general and administrative expenses	3,727,060	35,130
Depreciation and amortization	66,959	245
Total operating expenses	3,794,019	35,375

NET LOSS FROM OPERATIONS	(1,021,773)	(35,375)

Other income (expense):
Interest expense, net	(9,346)	(2,924)

Net loss before provision for income taxes	(1,031,119)	(38,299)

Income taxes	-	-

NET LOSS	$ (1,031,119)	$ (38,299)

Net loss attributable to non-controlling interests	12,797	-

Net loss attributable to Scientific Energy, Inc.	$ (1,018,322)	$ (38,299)

OTHER COMPREHENIVE (LOSS) / GAIN:
Foreign translation (loss) gain	(5,784)	439

Comprehensive loss	$ (1,024,106)	$ (37,860)

Net loss per common share, basic and diluted	$ (0.004)	$ (0.000)

Weighted average common shares outstanding, basic and diluted	263,337,500	114,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2022

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total
Balance, December 31, 2021	263,337,500	$ 2,633,375	$ 78,460,638	$ (10,268,776)	$ (114,160)	$ (104,416)	$ 70,606,661

Foreign currency transaction gain	-	-	-	-	(5,784)		(5,784)

Net loss	-	-	-	(1,018,322)	-	(12,797)	(1,031,119)

Balance, March 31, 2022 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (11,287,098)	$ (119,944)	$ (117,213)	$ 69,569,758

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2021

			Additional		Other
	Common stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2020	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,301,091)	$ 8,097	$ (2,409,805)

Foreign currency transaction gain	-	-	-	-	439	439

Net loss	-	-	-	(38,299)	-	(38,299)

Balance, March 31, 2021 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,339,390)	$ 8,536	$ (2,447,665)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2022	Three months ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,031,119)	$ (38,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,851	245
Amortization	55,108	-
Loss on disposal of property and equipment	6	-
Account receivables	89,843	-
Inventories	(113,250)	-
Deposits	4,154	38
Prepaid expenses	(104,008)	(19)
Other receivables	13,031	-
Accrued expenses	606,967	-
Deposits received	320,966	-
Other payable	(201,099)	-
Accounts payable	124,347	(1,531)
Net cash used in operating activities	(223,203)	(39,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of subsidiary	-	1
Purchase of property, plant and equipment	(26,293)	-
Purchase of intangible asset	(79,242)	-
Amount due from related company	159,408	-
Amount due from shareholder	(47,530)	-
Amount due to related company	(62)	-
Net cash provided by investing activities	6,281	1

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription received	-	45,641
Repayment of bank borrowings	(47,897)	-
Net cash (used in) / provided by financing activities	(47,897)	45,641

Effect of currency rate changes on cash	10,965	439

Net increase (decrease) in cash and cash equivalents	(253,854)	6,515
Cash and cash equivalents, beginning of period	4,920,375	14,468

Cash and cash equivalents, end of period	$ 4,666,521	$ 20,983

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 9,346	$ 2,924
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 613,995	$ 38,467
Record lease liabilities upon adoption of ASC 842	$ 613,995	$ 38,467

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to generate enough revenues and/or obtain necessary equity financing to continue operations and the attainment of profitable operations.

The accompanying consolidated financial statements present the financial position and the results of operations of the Company and its majority-owned subsidiaries, Macao E-Media Development Company Limited, Makeliving, Ltd. and Sinoforte Limited.  Qwestro Limited, in turn, is the 100% owned subsidiary and consolidates with Sinoforte Limited.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022.

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

Segment information

ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  All sales and substantial assets of the Company are in Macao. The Company applies the management approach to the identification of our reportable operating segments as provided in accordance with ASC 280-10.  The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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

As of March 31, 2022, and December 31, 2021, the Company maintained $4,648,529 and $4,899,488 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD and MOP into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	December 31,
	2022	2021
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8235	7.7992
USD : MOP exchange rate	8.0582	8.0332

	For the three months ended March 31,
	2022	2021
Average exchange rate for the period
USD : HKD exchange rate	7.8049	7.7576
USD : MOP exchange rate	8.0390	N/A

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of March 31, 2022 and December 31, 2021.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2022 and December 31, 2021.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $1,018,322 and an accumulated deficit of $11,287,098 as of March 31, 2022. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2022 and December 31, 2021 is summarized as follows:

Schedule of Property and Equipment

	March 31, 2022	December 31, 2021
	(unaudited)

Office furniture and fixtures	$60,447	$55,369
Office equipment	156,891	137,118
Less: accumulated depreciation	(125,922)	(115,481)

Property, plant and equipment, net	$91,416	$77,006

Depreciation expense for the three months ended March 31, 2022 and 2021 was $11,851 and $245, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31,	December 31,
	2022	2021
Software	$2,027,116	$1,940,614
Less: accumulated amortization	(790,604)	(714,613)

Intangible assets, net	$1,236,512	$1,226,001

Amortization expense for the three months ended March 31, 2022 and 2021 was $55,108 and $Nil, respectively.

NOTE 6 – GOODWILL

	March 31, 2022	December 31, 2021
Goodwill	$71,664,639	$71,664,639
Less accumulated impairment losses	-	-
Balance at end of period	$71,664,639	$71,664,639

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

At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $1,302,109.

Right to use assets is summarized below:

	March 31, 2022	December 31, 2021
Macao and Zhuhai	$1,204,080	$1,175,932
Hong Kong	98,029	98,331
Subtotal	1,302,109	1,274,263
Less: accumulated depreciation	(688,114)	(687,341)
Right to use assets, net	$613,995	$586,922

During the three months ended March 31, 2022 and 2021, the Company recorded $136,596 and $12,318 as depreciation on ROU assets; and the Company recorded $12,586 and $933 as financial interest to current period operations.

Lease liability is summarized below:

	March 31, 2022	December 31, 2021
Macao and Zhuhai	$527,955	$586,922
Hong Kong	86,040	-
Total lease liability	613,995	586,922
Less: short term portion	(391,566)	(400,009)
Long term portion	$222,429	$186,913

Maturity analysis under these lease agreements are as follows:

	March 31, 2022	December 31, 2021
Period / year ended March 31, 2022 and December 31, 2021	$655,825	$627,609
Less: Present value discount	(41,830)	(40,687)
Lease liability	$613,995	$586,922

Lease expense for the three months ended March 31, 2022 was comprised of the following:

Operating lease expense	$150,302
Short-term lease expense	11,422
$161,724

Lease expense for the three months ended March 31, 2021 was comprised of the following:

Operating lease expense	$13,251
Short-term lease expense	1,950
$15,201

NOTE 8 - LOAN RECEIVABLES

In September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the joint venture, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for its business operating use. The loan amount was unsecured, with interest rate 5% per annum and has no fixed terms of repayment.

NOTE 9 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of March 31, 2022 was $522. The Macao subsidiary, Green Supply Chain Management Company Limited who was trading as supermarket and had $368,015 merchandise inventory as of March 31, 2022.

NOTE 10 – BANK LOANS

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”), which are the new subsidiaries during business combinations in September 2021. The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25%. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. Another bank loan borrowed by Chengmi with principle of $464,583 and $309,721 and expiring December 2022 and May 2023 respectively, at an interest rate of 4.6% and 4.45% per annum.

NOTE 11 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2022 and December 31, 2021, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of March 31, 2022, Kelton Capital Group Ltd. owned 31,190,500 shares or 11.8% of the Company’s common stock, and Aspect Group Limited owned 26,000,000 shares, or 9.9% of the Company’s common stock, and Jiang Haitao owned 46,588,236 shares, or 17.7% of the Company’s common stock. Other than Kelton Capital Group Ltd, Aspect Group Ltd, and Jiang Haitao, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 12 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2022 and 2021, respectively:

	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net loss	$(1,018,322)	$(38,299)
Denominator
Weighted average number of common shares outstanding —basic and diluted	263,337,500	114,915,852
Loss per common share — basic and diluted	$(0.004)	$(0.000)

NOTE 13 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Property, plant and equipment, net	$3,392	$3,676
Other receivables and prepaid	9,127	8,920
Inventory	7,468,770	4,181,874
Cash and cash equivalents	932,901	1,379,175
Total assets	8,414,190	5,573,645

Other payable to shareholder	(4,604,276)	(4,265,052)
Customer deposit	(7,469,379)	(4,885,447)
Total liabilities	(12,073,655)	(9,150,499)

Net liabilities	$(3,659,465)	$(3,576,854)

Statement of Operations:	Three months ended March 31, 2022
(unaudited)
Revenue	$4,340,100
Less: Cost of sales	(4,237,321)
102,779
Operating expense	(143,189)
Depreciation	(273)
Net loss from operations	(40,683)

Other income (expense):
Interest (expense) income, net	(53,266)
Net loss	$(93,949)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of March 31, 2022, the Company is not aware of any material outstanding claim and litigation against them.

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

The Joint Venture, with the support of blockchain technology, is to provide global trading service of physical gold for global customers. The parties contribute their respective experiences in blockchain technology and marketing. The Company will assist the Joint Venture in exploring the North America and Europe markets, while Cityhill will focus on the Asian markets.

In September 2021, the Company completed the acquisition of 98.75% shares of Macao E-Media Development Company Limited (“MED”). As consideration for the MED shares, the Company agreed to issue the sellers, or its assigns, in a total of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at a consideration of $0.50 per share, in the aggregate consideration of $65,668,750. As a result of this acquisition, MED becomes a 98.75% owned subsidiary of the Company. MED was founded at Macau in 2011. Its main area of business includes food and grocery order-pickup-delivery services from local restaurants, supermarkets and hotels. For the year ended December 31, 2021, MED generated approximately $10 million of revenue.

MED has four subsidiaries, each of which is in charge of respective area such as Development & Maintenance, Marketing & Operation, Logistics & Delivery, Payment & Clearance, Emerging Market Business Development.

Results of Operations

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Sales

For the three months ended March 31, 2022, the Company generated sales of $10,130,661 compared to $Nil for the same period of 2021. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the three months ended March 31, 2022, the Company generated cost of good sold for $7,358,415 compared to $Nil for the same period of 2021. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the three months ended March 31, 2022 and 2021, the Company’s selling, general and administrative expenses were $3,794,019 compared to $35,375 for the same period of the previous year.  The increase is primarily the result of new operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the three months ended March 31, 2022, the Company had $9,346 of interest expense relating to bank loan interest payable, as compared to $2,924 of interest expense for the same period last year.

Net Loss

For the three months ended March 31, 2022, the Company had a net loss of $1,018,322, or $(0.004) per share, as compared to a net loss of $38,299, or $(0.000) per share, for the same period of 2021.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash and cash equivalents of $4,666,521 and a working capital deficit of $3,896,526. For the three months ended March 31, 2022, the Company provided by net cash of $223,203 from its operating activities primarily from our net loss of $1,031,119, adjusted net with depreciation and amortization of $66,959, a loss of disposal of equipment of $6, a decrease in account receivables of $89,843, an increase in inventories of $113,250, a increase in prepaid expenses of $104,008, a decrease in deposits of $4,154, a decrease in other receivables of $13,031, an increase in accrued expense of $606,967, an increase in deposit received of $320,966, a decrease in other payables of $201,099, a increase in account payable of $124,347. By comparison, net cash used in operating activities was $39,566 for the same period of 2021.

During the three months ended March 31, 2022, the Company provided net cash of $6,281 from its investing activities which comprised with purchase of equipment of $26,293, purchase of intangible assets of $79,242, a decrease in amount due from related company of $159,408, an increase in amount due from shareholder of $47,530 and a decrease in amount due to related company of $62. By comparison, net cash provided by investing activities was $1 for the same period of 2021.

During the three months ended March 31, 2022, the Company’s financing activities used net cash of $47,897, which was comprised of repayment of bank loans of $47,897. By comparison, net cash provided by financing activities was $45,641 for the same period of 2021.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

May 16, 2022