Form 10-Q
period 2022-06-30
SCIENTIFIC ENERGY, INC
filed 2022-08-22
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of August 22, 2022.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$ 4,765,420	$ 4,920,375
Loan receivables	991,673	997,923
Accounts receivable	852,509	842,917
Other receivables	162,070	66,388
Amount due from related companies	1,404,167	1,377,231
Amount due from joint venture	24,679	24,679
Amount due from shareholder	591,032	942,267
Inventories	270,172	255,287
Prepaid expense	366,927	369,367
Total current assets	9,428,649	9,796,434

Non-current assets:
Property, plant and equipment, net	89,975	77,006
Intangible assets	1,184,404	1,226,001
Goodwill	71,664,639	71,664,639
Operating lease right to use assets	520,328	586,922
Deposits	482,547	525,973
Total non-current assets	73,941,893	74,080,541

Total assets	$ 83,370,542	$ 83,876,975

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payable	$ 7,645,003	$ 6,199,998
Accrued expenses	2,872,260	2,862,306
Amount due to related party	19,877	20,002
Deposit received	1,879,998	1,336,256
Other payables	784,046	1,217,427
Bank loans	722,408	566,046
Operating lease liabilities	300,703	400,009
Total current liabilities	14,224,295	12,602,044

Non-current liabilities:
Bank loans	812,029	481,357
Operating lease liability	219,625	186,913
Total non-current liabilities	1,031,654	668,270

Total liabilities	15,255,949	13,270,314

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(12,801,909)	(10,268,776)
Accumulated other comprehensive loss	(43,394)	(114,160)
Total stockholders' surplus	68,248,710	70,711,077

Non-controlling interests	(134,117)	(104,416)

Total liabilities and stockholders' equity	$ 83,370,542	$ 83,876,975

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended June 30, 2022	Three Months ended June 30, 2021	Six Months ended June 30, 2022	Six Months ended June 30, 2021
REVENUE	$ 11,690,360	$ -	$ 21,821,021	$ -
COST OF REVENUE	(8,877,832)	-	(16,236,247)
GROSS PROFIT	2,812,528	-	5,584,774	-

OPERATING EXPENSES:
Selling, general and administrative expenses	4,270,018	71,076	7,997,078	106,206
Depreciation	64,465	245	131,424	490
Total operating expenses	4,334,483	71,321	8,128,502	106,696

NET LOSS FROM OPERATIONS	(1,521,955)	(71,321)	(2,543,728)	(106,696)

Other income (expense):
Interest (expense) income	(9,760)	(2,924)	(19,106)	(5,848)

Net loss before provision for income taxes	(1,531,715)	(74,245)	(2,562,834)	(112,544)

Income taxes	-	-	-	-

NET LOSS	$ (1,531,715)	$ (74,245)	$ (2,562,834)	$ (112,544)

Net loss attributable to non-controlling interests	16,904	-	29,701	-

Net loss attributable to Scientific Energy, Inc.	$ (1,514,811)	$ (74,245)	$ (2,533,133)	$ (112,544)

OTHER COMPREHENIVE LOSS:
Foreign translation gain	76,550	463	70,766	902

Comprehensive loss	$ (1,438,261)	$ (73,782)	$ (2,462,367)	$ (111,642)

Net loss per common share, basic and diluted	$ (0.006)	$ (0.001)	$ (0.01)	$ (0.001)

Weighted average common shares outstanding, basic and diluted	263,337,500	114,915,852	263,337,500	114,915,852

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2022

	Common stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Non-Controlling Interests	Total
Balance, December 31, 2021	263,337,500	$ 2,633,375	$ 78,460,638	$ (10,268,776)	$ (114,160)	$ (104,416)	$ 70,606,661

Foreign currency transaction gain	-	-	-	-	(5,784)	-	(5,784)

Net loss	-	-	-	(1,018,322)	-	(12,797)	(1,031,119)

Balance, March 31, 2022 (unaudited)	263,337,500	2,633,375	78,460,638	(11,287,098)	(119,944)	(117,213)	69,569,758

Foreign currency transaction gain	-	-	-	-	76,550		76,550

Net loss	-	-	-	(1,514,811)	-	(16,904)	(1,531,715)

Balance, June 30, 2022 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (12,801,909)	$ (43,394)	$ (134,117)	$ 68,114,593

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2021

	Common stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance, December 31, 2020	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,301,091)	$ 8,097	$ (2,409,805)

Foreign currency transaction gain	-	-	-	-	439	439

Net loss	-	-	-	(38,299)	-	(38,299)

Balance, March 31, 2021 (unaudited)	114,915,852	1,149,159	5,734,030	(9,339,390)	8,536	(2,447,665)

Foreign currency transaction gain	-	-	-	-	463	463

Net loss	-	-	-	(74,245)	-	(74,245)

Balance, June 30, 2021 (unaudited)	114,915,852	$ 1,149,159	$ 5,734,030	$ (9,413,635)	$ 8,999	$ (2,521,447)

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2022	Six months ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,562,834)	$ (112,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,659	490
Amortization	107,765	-
Loss on disposal of property and equipment	39	-
Account receivables	(9,592)	-
Inventories	(14,885)	(260,844)
Deposits	43,425	24
Prepaid expenses	2,440	-
Other receivables	(95,682)	(4,188,938)
Accounts payable	1,445,005	-
Accrued expenses	9,954	3,744
Deposits received	543,742	-
Other payable	(433,382)	-
Net cash used in operating activities	(940,346)	(4,558,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of subsidiary	-	1
Purchase of property, plant and equipment	(36,666)	-
Purchase of intangible asset	(63,743)	-
Repayment from shareholder	351,235	-
Advances to related company	(27,061)	-
Net cash provided by investing activities	223,765	1

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription received	-	4,629,301
Loan borrowings	618,521	-
Repayment of bank borrowings	(94,014)	-
Net cash provided by financing activities	524,507	4,629,301

Effect of currency rate changes on cash	37,119	902

Net (decrease) increase in cash and cash equivalents	(154,955)	72,136
Cash and cash equivalents, beginning of period	4,920,375	14,468

Cash and cash equivalents, end of period	$ 4,765,420	$ 86,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 19,106	$ 5,848
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 520,328	$ 25,899
Record lease liabilities upon adoption of ASC 842	$ 520,328	$ 25,899
See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022.

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

As of June 30, 2022, and December 31, 2021, the Company maintained $4,741,715 and $4,899,488 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD and MOP into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,
	2022	2021
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8484	7.7992
USD : MOP exchange rate	8.0838	8.0332

	For the six months ended June 30,
	2022	2021
Average exchange rate for the period
USD : HKD exchange rate	7.8464	7.7615
USD : MOP exchange rate	8.0818	N/A

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of June 30, 2022 and December 31, 2021.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2022 and December 31, 2021.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $2,533,133 and an accumulated deficit of $12,801,909 as of June 30, 2022. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2022 and December 31, 2021 is summarized as follows:

Schedule of Property and Equipment

	June 30, 2022	December 31, 2021
	(unaudited)

Office furniture and fixtures	$59,511	$55,369
Office equipment	167,201	137,118
Less: accumulated depreciation	(136,737)	(115,481)

Property, plant and equipment, net	$89,975	$77,006

Depreciation expense for the three months and six months ended June 30, 2022 were $11,808 and 23,659 respectively; and for the three months and six months ended June 30, 2021 were $245 and $490, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30,	December 31,
	2022	2021
Software	$2,004,357	$1,940,614
Less: accumulated amortization	(819,953)	(714,613)

Intangible assets, net	$1,184,404	$1,226,001

Amortization expense for the three months and six months ended June 30, 2022 were $52,657 and $107,765, respectively; and for the three months and six months ended June 30, 2021 was $Nil.

NOTE 6 – GOODWILL

	June 30, 2022	December 31, 2021
Goodwill	$71,664,639	$71,664,639
Less accumulated impairment losses	-	-
Balance at end of period	$71,664,639	$71,664,639

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

Right to use assets is summarized below:

	June 30, 2022	December 31, 2021
Macao and Zhuhai	$1,061,910	$1,175,932
Hong Kong	98,029	98,331
Subtotal	1,159,939	1,274,263
Less: accumulated depreciation	(639,611)	(687,341)
Right to use assets, net	$520,328	$586,922

During the six months ended June 30, 2022 and 2021, the Company recorded $234,002 and $24,887 as depreciation on ROU assets; and the Company recorded $24,517 and $1,620 as financial interest to current period operations.

Lease liability is summarized below:

	June 30, 2022	December 31, 2021
Macao and Zhuhai	$445,857	$586,922
Hong Kong	74,471	-
Total lease liability	520,328	586,922
Less: short term portion	(300,703)	(400,009)
Long term portion	$219,625	$186,913

Maturity analysis under these lease agreements are as follows:

	June 30, 2022	December 31, 2021
Period / year ended June 30, 2022 and December 31, 2021	$558,781	$627,609
Less: Present value discount	(38,453)	(40,687)
Lease liability	$520,328	$586,922

Lease expense for the three months ended June 30, 2022 was comprised of the following:

Operating lease expense	$92,805
Short-term lease expense	63,440
$156,245

Lease expense for the six months ended June 30, 2022 was comprised of the following:

Operating lease expense	$243,106
Short-term lease expense	74,862
$317,968

Lease expense for the three months ended June 30, 2021 was comprised of the following:

Operating lease expense	$13,237
Short-term lease expense	1,950
$15,187

Lease expense for the six months ended June 30, 2021 was comprised of the following:

Operating lease expense	$26,488
Short-term lease expense	3,900
$30,388

NOTE 8 - LOAN RECEIVABLES

In September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the joint venture, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for its business operating use. The loan amount was unsecured, with interest rate 5% per annum and has no fixed terms of repayment.

NOTE 9 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of June 30, 2022 was $522. The Macao subsidiary, Green Supply Chain Management Company Limited who was trading as supermarket and had $269,650 merchandise inventory as of June 30, 2022.

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

In June 13, 2022, MED borrowed a new loan from Macao local bank, Ant Bank with the principle of $618,521 (equivalent to MOP5,000,000).

NOTE 11 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2022 and December 31, 2021, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of June 30, 2022, Kelton Capital Group Ltd. owned 31,190,500 shares or 11.8% of the Company’s common stock, and Aspect Group Limited owned 26,000,000 shares, or 9.9% of the Company’s common stock, and Jiang Haitao owned 46,588,236 shares, or 17.7% of the Company’s common stock. Other than Kelton Capital Group Ltd, Aspect Group Ltd, and Jiang Haitao, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 12 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Numerator-basic and diluted
Net loss	$(1,514,811)	$(74,245)	$(2,533,133)	$(112,544)
Denominator
Weighted average number of common shares outstanding-basic and diluted	263,337,500	114,915,852	263,337,500	114,915,852

Loss per common share - basic and diluted	$(0.006)	$(0.001)	$(0.01)	$(0.001)

NOTE 13 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year 2019. The Company shared the operating loss from JV of $12,839.

Summarized financial information for joint venture is as follows:

Balance Sheets:	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Property, plant and equipment, net	$3,110	$3,676
Other receivables and prepaid	9,310	8,920
Inventory	5,833,272	4,181,874
Cash and cash equivalents	311,923	1,379,175
Total assets	6,157,615	5,573,645

Other payable to shareholder	(4,358,598)	(4,265,052)
Customer deposit	(5,587,176)	(4,885,447)
Total liabilities	(9,945,774)	(9,150,499)

Net liabilities	$(3,788,159)	$(3,576,854)

Statement of Operations:	Six months ended June 30, 2022
(unaudited)
Revenue	$5,164,395
Less: Cost of sales	(5,006,510)
157,885
Operating expense	(285,130)
Depreciation	(543)
Net loss from operations	(127,788)

Other income (expense):
Interest (expense) income, net	(105,977)
Net loss	$(233,765)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of June 30, 2022, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Sales

For the three months ended June 30, 2022, the Company generated sales of $11,690,360 compared to $Nil for the same period of 2021. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the three months ended June 30, 2022, the Company generated cost of goods sold for $8,877,832 compared to $Nil for the same period of 2021. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the three months ended June 30, 2022 and 2021, the Company’s selling, general and administrative expenses were $4,334,483 compared to $71,321 for the same period of the previous year.  The increase is primarily the result of new operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the three months ended June 30, 2022, the Company had $9,760 of interest expense relating to bank loan interest payable, as compared to $2,924 of interest expense for the same period last year.

Net Loss

For the three months ended June 30, 2022, the Company had a net loss of $1,514,811, or $(0.006) per share, as compared to a net loss of $74,245, or $(0.001) per share, for the same period of 2021.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Sales

For the six months ended June 30, 2022, the Company generated sales of $21,821,021 compared to $Nil for the same period of 2021. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the six months ended June 30, 2022, the Company generated cost of goods sold for $16,236,247 compared to $Nil for the same period of 2021. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the six months ended June 30, 2022 and 2021, the Company’s selling, general and administrative expenses were $8,128,502 compared to $106,696 for the same period of the previous year.  The increase is primarily the result of new operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the six months ended June 30, 2022, the Company had $19,106 of interest expense relating to bank loan interest payable, as compared to $5,848 of interest expense for the same period last year.

Net Loss

For the six months ended June 30, 2022, the Company had a net loss of $2,533,133, or $(0.01) per share, as compared to a net loss of $112,544, or $(0.001) per share, for the same period of 2021.

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash and cash equivalents of $4,765,420 and a working capital deficit of $4,795,646. For the six months ended June 30, 2022, the Company used net cash of $940,346 from its operating activities primarily from our net loss of $2,562,834, adjusted net with depreciation and amortization of $131,424, a loss of disposal of equipment of $39, a increase in account receivables of $9,592, an increase in inventories of $14,885, a decrease in prepaid expenses of $2,440, a decrease in deposits of $43,425, a increase in other receivables of $95,682, an increase in accrued expense of $9,954, an increase in deposit received of $543,742, a decrease in other payables of $433,382, an increase in account payable of $1,445,005. By comparison, net cash used in operating activities was $4,558,068 for the same period of 2021.

During the six months ended June 30, 2022, the Company provided net cash of $223,765 from its investing activities which comprised with purchase of equipment of $36,666, purchase of intangible assets of $63,743, advances to related company of $27,061, repayment from shareholder of $351,235. By comparison, net cash provided by investing activities was $1 for the same period of 2021.

During the six months ended June 30, 2022, the Company’s financing activities provided net cash of $524,507, which comprised of repayment of bank loans of $94,014 and addition borrowings of $618,521. By comparison, net cash provided by financing activities was $4,629,301 for the same period of 2021.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

101 INS       XBRL Instance Document

101 SCH       XBRL Taxonomy Extension Schema Document

101 CAL      XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB       XBRL Taxonomy Extension Label Linkbase Document

101 PRE        XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF        XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

By: /s/ Stanley Chan

Stanley Chan

President and Chief Executive Officer

August 22, 2022