Form 10-Q
period 2022-09-30
SCIENTIFIC ENERGY, INC
filed 2022-11-18
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of November 18, 2022.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,895,560	$4,920,375
Loan receivables	991,535	997,923
Accounts receivable	908,000	842,917
Other receivables	502,907	66,388
Amount due from related companies	1,438,377	1,377,231
Amount due from joint venture	24,678	24,679
Amount due from shareholder	499,548	942,267
Inventories	149,385	255,287
Prepaid expense	279,436	369,367
Total current assets	7,689,426	9,796,434

Non-current assets:
Property, plant and equipment, net	83,883	77,006
Intangible assets	1,040,194	1,226,001
Goodwill	71,664,639	71,664,639
Operating lease right to use assets	470,774	586,922
Deposits	321,913	525,973
Total non-current assets	73,581,403	74,080,541

Total assets	$81,270,829	$83,876,975

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payable	$6,302,317	$6,199,998
Accrued expenses	2,829,220	2,862,306
Amount due to related party	19,874	20,002
Deposit received	1,978,106	1,336,256
Other payables	681,330	1,217,427
Bank loans	666,249	566,046
Operating lease liabilities	285,300	400,009
Total current liabilities	12,762,396	12,602,044

Non-current liabilities:
Bank loans	729,753	481,357
Operating lease liability	185,474	186,913
Total non-current liabilities	915,227	668,270

Total liabilities	13,677,623	13,270,314

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(13,364,241)	(10,268,776)
Accumulated other comprehensive loss	12,858	(114,160)
Total stockholders' surplus	67,742,630	70,711,077

Non-controlling interests	(149,424)	(104,416)

Total liabilities and stockholders' equity	$81,270,829	$83,876,975

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended September 30, 2022	Three Months ended September 30, 2021	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021
REVENUE	$11,249,720	$-	$33,070,741	$-
COST OF REVENUE	(7,637,524)	-	(23,873,771)	-
GROSS PROFIT	3,612,196	-	9,196,970	-

OPERATING EXPENSES:
Selling, general and administrative expenses	4,152,071	96,489	12,149,149	202,695
Depreciation	27,844	246	159,268	736
Total operating expenses	4,179,915	96,735	12,308,417	203,431

NET LOSS FROM OPERATIONS	(567,719)	(96,735)	(3,111,447)	(203,431)

Other income (expense):
Interest (expense) income	(9,730)	(1,446)	(28,836)	(7,294)

Net loss before provision for income taxes	(577,449)	(98,181)	(3,140,283)	(210,725)

Income taxes	(190)	-	(190)	-

NET LOSS	$(577,639)	$(98,181)	$(3,140,473)	$(210,725)

Net loss attributable to non-controlling interests	15,307	-	45,008	-

Net loss attributable to Scientific Energy, Inc.	$(562,332)	$(98,181)	$(3,095,465)	$(210,725)

OTHER COMPREHENIVE LOSS:
Foreign translation gain	56,252	1,010	127,018	1,912

Comprehensive loss	$(506,080)	$(97,171)	$(2,968,447)	$(208,813)

Net loss per common share, basic and diluted	$(0.002)	$(0.001)	$(0.012)	$(0.002)

Weighted average common shares outstanding, basic and diluted	263,337,500	126,365,309	263,337,500	118,774,277

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Non-Controlling Interests	Total
Balance, December 31, 2021	263,337,500	$2,633,375	$78,460,638	$(10,268,776)	$(114,160)	$(104,416)	$70,606,661

Foreign currency transaction gain (loss)	-	-	-	-	(5,784)	-	(5,784)

Net loss	-	-	-	(1,018,322)	-	(12,797)	(1,031,119)

Balance, March 31, 2022 (unaudited)	263,337,500	2,633,375	78,460,638	(11,287,098)	(119,944)	(117,213)	69,569,758

Foreign currency transaction gain (loss)	-	-	-	-	76,550	-	76,550

Net loss	-	-	-	(1,514,811)	-	(16,904)	(1,531,715)

Balance, June 30, 2022 (unaudited)	263,337,500	2,633,375	78,460,638	(12,801,909)	(43,394)	(134,117)	68,114,593

Foreign currency transaction gain (loss)	-	-	-	-	56,252	-	56,252

Net loss	-	-	-	(562,332)	-	(15,307)	(577,639)

Balance, September 30, 2022 (unaudited)	263,337,500	$2,633,375	$78,460,638	$(13,364,241)	$12,858	$(149,424)	$67,593,206

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Non- controlling interests	Total
Balance, December 31, 2020	114,915,852	$1,149,159	$5,734,030	$(9,301,091)	$8,097	$-	$(2,409,805)

Foreign currency transaction gain (loss)	-	-	-	-	439	-	439

Net loss	-	-	-	(38,299)	-	-	(38,299)

Balance, March 31, 2021 (unaudited)	114,915,852	1,149,159	5,734,030	(9,339,390)	8,536	-	(2,447,665)

Foreign currency transaction gain (loss)	-	-	-	-	463	-	463

Net loss	-	-	-	(74,245)	-	-	(74,245)

Balance, June 30, 2021 (unaudited)	114,915,852	$1,149,159	$5,734,030	$(9,413,635)	$8,999	$-	$(2,521,447)

Issuance of shares in connection with acquisition of subsidiaries	131,337,500	1,313,375	64,355,375	-	-	(75,898)	65,592,852

Issuance of ordinary shares	17,084,148	170,841	8,371,233				8,542,074

Foreign currency transaction gain (loss)	-	-	-	-	1,010	-	1,010

Net loss	-	-	-	(98,181)	-	-	(98,181)

Balance, September 30, 2021 (unaudited)	263,337,500	$2,633,375	$78,460,638	$(9,511,816)	$10,009	$(75,898)	$71,516,308

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,140,473)	$(210,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,648	736
Amortization	129,620	-
Loss on disposal of property and equipment	8,020	-
Account receivables	(65,083)	-
Inventories	105,902	(522)
Deposits	204,059	50
Prepaid expenses	89,931	(200)
Other receivables	(436,519)	(1,000,349)
Accounts payable	102,320	-
Accrued expenses	(33,086)	(1,161,831)
Deposits received	641,850	-
Other payable	(536,098)	-
Net cash used in operating activities	(2,899,909)	(2,372,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(41,561)	-
Purchase of intangible asset	(63,743)	-
Repayment from shareholder	442,720	-
Advances to related company	(61,274)	4,475,322
Net cash provided by investing activities	276,142	4,475,322

CASH FLOWS FROM FINANCING ACTIVITIES
Acquisition of subsidiary	-	4,329,492
Proceeds from notes payable	-	(233,936)
Proceeds from subscription received	-	(1,041,539)
Loan borrowings	618,437	-
Repayment of bank borrowings	(203,363)	-
Net cash provided by financing activities	415,074	3,054,017

Effect of currency rate changes on cash	183,878	1,912

Net (decrease) increase in cash and cash equivalents	(2,024,815)	5,158,410
Cash and cash equivalents, beginning of period	4,920,375	14,468

Cash and cash equivalents, end of period	$2,895,560	$5,172,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$28,836	$7,294
Income taxes paid	$-	$-

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$470,774	$718,640
Record lease liabilities upon adoption of ASC 842	$470,774	$718,640

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022.

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

As of September 30, 2022, and December 31, 2021, the Company maintained $2,880,286 and $4,899,488 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD and MOP into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,
	2022	2021
Exchange rate on balance sheet dates
HKD : USD exchange rate	7.8494	7.7992
MOP : USD exchange rate	8.0849	8.0332

	For the nine months ended September 30,
	2022	2021
Average exchange rate for the period
HKD : USD exchange rate	7.8482	7.7738
MOP : USD exchange rate	8.0836	8.0070

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of September 30, 2022 and December 31, 2021.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2022 and December 31, 2021.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $3,140,473 and an accumulated deficit of $13,364,241 as of September 30, 2022. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2022 and December 31, 2021 is summarized as follows:

Schedule of Property and Equipment

	September 30, 2022	December 31, 2021
	(unaudited)

Furniture and fixtures	$60,465	$55,369
Office equipment	150,257	137,118
Less: accumulated depreciation	(126,839)	(115,481)

Property, plant and equipment, net	$83,883	$77,006

Depreciation expense for the three months and nine months ended September 30, 2022 were $5,989 and 29,648 respectively; and for the three months and nine months ended September 30, 2021 were $246 and $736, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30,	December 31,
	2022	2021
Software	$1,867,696	$1,940,614
Less: accumulated amortization	(827,502)	(714,613)

Intangible assets, net	$1,040,194	$1,226,001

Amortization expense for the three months and nine months ended September 30, 2022 were $21,855 and $129,620, respectively; and for the three months and nine months ended September 30, 2021 was $Nil.

NOTE 6 – GOODWILL

	September 30, 2022	December 31, 2021
Goodwill	$71,664,639	$71,664,639
Less accumulated impairment losses	-	-
Balance at end of period	$71,664,639	$71,664,639

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

Right to use assets is summarized below:

	September 30, 2022	December 31, 2021
Macao and Zhuhai	$1,121,320	$1,175,932
Hong Kong	98,029	98,331
Subtotal	1,219,349	1,274,263
Less: accumulated depreciation	(748,575)	(687,341)
Right to use assets, net	$470,774	$586,922

During the nine months ended September 30, 2022 and 2021, the Company recorded $342,966 and $24,887 as depreciation on ROU assets; and the Company recorded $34,494 and $1,620 as financial interest to current period operations.

Lease liability is summarized below:

	September 30, 2022	December 31, 2021
Macao and Zhuhai	$408,104	$586,922
Hong Kong	62,670	-
Total lease liability	470,774	586,922
Less: short term portion	(285,300)	(400,009)
Long term portion	$185,474	$186,913

Maturity analysis under these lease agreements are as follows:

	September 30, 2022	December 31, 2021
Period / year ended September 30, 2022 and December 31, 2021	$504,107	$627,609
Less: Present value discount	(33,333)	(40,687)
Lease liability	$470,774	$586,922

Lease expense for the three months ended September 30, 2022 was comprised of the following:

Operating lease expense	$99,568
Short-term lease expense	24,389
$123,957

Lease expense for the nine months ended September 30, 2022 was comprised of the following:

Operating lease expense	$342,675
Short-term lease expense	99,251
$441,926

Lease expense for the three months ended September 30, 2021 was comprised of the following:

Operating lease expense	$400,099
Short-term lease expense	92,508
$492,607

Lease expense for the nine months ended September 30, 2021 was comprised of the following:

Operating lease expense	$426,588
Short-term lease expense	96,408
$522,996

NOTE 8 - LOAN RECEIVABLES

In September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the joint venture, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for its business operating use. The loan amount was unsecured, with interest rate 5% per annum and has no fixed terms of repayment.

NOTE 9 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of September 30, 2022 was $522. The Macao subsidiary, Green Supply Chain Management Company Limited which was trading as supermarket and had $148,863 merchandise inventory as of September 30, 2022.

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

NOTE 11 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2022 and December 31, 2021, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2022, Kelton Capital Group Ltd. owned 31,190,500 shares or 11.8% of the Company’s common stock, and Aspect Group Limited owned 26,000,000 shares, or 9.9% of the Company’s common stock, and Jiang Haitao owned

46,588,236 shares, or 17.7% of the Company’s common stock. Other than Kelton Capital Group Ltd, Aspect Group Ltd, and Jiang Haitao, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 12 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Numerator-basic and diluted
Net loss	$(577,639)	$(98,181)	$(3,140,473)	$(210,725)
Denominator
Weighted average number of common shares outstanding-basic and diluted	263,337,500	126,365,309	263,337,500	118,774,277

Loss per common share - basic and diluted	$(0.002)	$(0.001)	$(0.012)	$(0.002)

NOTE 13 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year 2019. The Company shared the operating loss from JV of $12,839.

Summarized financial information for joint venture is as follows:

Balance Sheets:	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Property, plant and equipment, net	$2,838	$3,676
Other receivables and prepaid	9,238	8,920
Inventory	5,832,279	4,181,874
Cash and cash equivalents	152,098	1,379,175
Total assets	5,996,453	5,573,645

Other payable to shareholder	(4,410,963)	(4,265,052)
Customer deposit	(5,586,399)	(4,885,447)
Total liabilities	(9,997,362)	(9,150,499)

Net liabilities	$(4,000,909)	$(3,576,854)

Statement of Operations:	Nine months ended September 30, 2022
(unaudited)
Revenue	$5,168,394
Less: Cost of sales	(5,005,347)
163,047
Operating expense	(450,346)
Depreciation	(815)
Net loss from operations	(288,114)

Other income (expense):
Interest (expense) income, net	(158,908)
Net loss	$(447,022)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of September 30, 2022, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Sales

For the three months ended September 30, 2022, the Company generated sales of $11,249,720 compared to $Nil for the same period of 2021. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the three months ended September 30, 2022, the Company generated cost of goods sold for $7,637,524 compared to $Nil for the same period of 2021. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the three months ended September 30, 2022 and 2021, the Company’s selling, general and administrative expenses were $4,152,071 compared to $96,489 for the same period of the previous year.  The increase is primarily the result of new operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the three months ended September 30, 2022, the Company had $9,730 of interest expense relating to bank loan interest payable, as compared to $1,446 of interest expense for the same period last year.

Net Loss

For the three months ended September 30, 2022, the Company had a net loss of $577,639, or $(0.002) per share, as compared to a net loss of $98,181, or $(0.001) per share, for the same period of 2021.

For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Sales

For the nine months ended September 30, 2022, the Company generated sales of $33,070,741 compared to $Nil for the same period of 2021. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the nine months ended September 30, 2022, the Company generated cost of goods sold for $23,873,771 compared to $Nil for the same period of 2021. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the nine months ended September 30, 2022 and 2021, the Company’s selling, general and administrative expenses were $12,149,149 compared to $202,695 for the same period of the previous year.  The increase is primarily the result of new operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the nine months ended September 30, 2022, the Company had $28,836 of interest expense relating to bank loan interest payable, as compared to $7,294 of interest expense for the same period last year.

Net Loss

For the nine months ended September 30, 2022, the Company had a net loss of $3,140,473, or $(0.012) per share, as compared to a net loss of $210,725, or $(0.002) per share, for the same period of 2021.

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash and cash equivalents of $2,895,560 and a working capital deficit of $5,072,970. For the nine months ended September 30, 2022, the Company used net cash of $2,899,909 from its operating activities primarily from our net loss of $3,140,473, adjusted net with depreciation and amortization of $159,268, a loss of disposal of equipment of $8,020, a increase in account receivables of $65,083, an decrease in inventories of $105,902, a decrease in prepaid expenses of $89,931, a decrease in deposits of $204,059, an increase in other receivables of $436,519, an decrease in accrued expense of $33,086, an increase in deposit received of $641,850, a decrease in other payables of $536,098, an increase in account payable of $102,320. By comparison, net cash used in operating activities was $2,372,841 for the same period of 2021.

During the nine months ended September 30, 2022, the Company provided net cash of $276,142 from its investing activities which comprised with purchase of equipment of $41,561, purchase of intangible assets of $63,743, advances to related company of $61,274, repayment from shareholder of $442,720. By comparison, net cash provided by investing activities was $4,475,322 for the same period of 2021.

During the nine months ended September 30, 2022, the Company’s financing activities provided net cash of $415,074, which comprised of repayment of bank loans of $203,363 and addition borrowings of $618,437. By comparison, net cash provided by financing activities was $3,054,017 for the same period of 2021.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 18, 2022