Form 10-K
period 2022-12-31
SCIENTIFIC ENERGY, INC
filed 2023-04-05
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2022

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for The Transition Period From __________To ____________

Commission file number: 000-50559

SCIENTIFIC ENERGY, INC

(Name of registrant as specified in Its Charter)

Utah	87-0680657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room K, 9F, Golden Dragon Centre, 105 Xian Xinghai Great Road, Macau (Address of principal executive offices including zip code)

(852) 2530-2089 (Registrant’s telephone number) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) iof the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes ☐     No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     Yes ☐     No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants executive offi cers during the relevant recovery period pursuant to 240.10D-1(b).     Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $3.2 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 263,337,500 shares of the registrant’s common stock were outstanding as of April 5, 2023.

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

On May 10, 2021, the Company acquired 98.75% of the issued and outstanding share capital of Macao E-Media Development Company Limited, a Macau company (“MED”, which was found in Macau in 2011), by issuance of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at $0.50 per share, for an aggregate consideration of $65,668,750. The acquisition was completed on September 27, 2021. As a result, MED becomes a 98.75% owned subsidiary of the Company.

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

We are a leading mobile platform of ordering and delivery services for restaurants or other merchants in Macau. We operate in Macau. Our businesses are built on our platform, Aomi App (the “Platform”). The Platform connects restaurants/ merchants (collectively referred to as “merchants”) with consumers and delivery riders. The Platform is created to serve the needs of these three key areas and to become more intelligent and efficient with every customer order. As we grow, we enjoy the benefits of scale and enjoy our competitive advantages, and at the same time we deliver substantial benefits to everyone we serve. In 2022, our Platform generated over 11,779,000 transactions, totaling $1,285,186,000 MOP (approximately $160,248,000) in Gross Merchandise Volume.

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

Merchants have the option to either engage the Company to provide the delivery service or deliver by themselves. By providing delivery services, the Company is able to significantly increase the number of merchants it can offer to customers while enhancing the transparency, consistency and reliability of the customer experience. Delivery services benefit the merchants by allowing them to focus on making great food or providing good merchandise while the Company handles the complexity of operating the delivery networks. Presently the Company is by far the largest citywide on-demand food and merchandise delivery network in Macau.  For the year ended December 31, 2022, approximately 85% of the delivery transactions generated on our Platform were fulfilled by us. The Company’s delivery arrangements with merchants are structured under two models: Instant Delivery and Scheduled Delivery, of which the ratings are the same. As of December 31, 2022, the Company had 1,879 delivery riders.

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

A significant portion, approximately 99.7%, of the Company’s revenues are the commissions earned from merchant partners for consumer orders generated on our Platform.

Additional Services

The Platform of the Company originally serviced only food ordering and delivery, later, built on the Platform’s user base, the Company expands its services to other areas, and continues to drive customer growth and enhance customer value.

(1) Mobile Supermarket (Aomi Supermarket) and Home Delivery Service.

Since September 2020, in addition to food, customers can also order grocery and other non-food merchandise through our Platform called “Aomi Supermarket”, such as fruits and vegetables, meat, poultry, eggs and milk, seafood and aquatic products, grain, oil, seasoning, snacks, beverages and other groceries. Customers can satisfy their daily needs anytime, anywhere on their mobile phones without leaving home. The Platform allows customers to direct delivery riders to purchase the desired merchandise at the Aomi Supermarket and deliver to them, which typically takes less than one hour after an order is placed. We set ourselves apart from traditional retail supermarket brands in many ways. The most notable advantage is that we enjoy lower operating costs without physical retail stores, by selling groceries only online. It has been a year since we started our Aomi Supermarket operation. For the year ended December 31, 2022, due to higher delivery and warehouse costs, we are still losing money in this operation. We believe that as a result of our existing large customer base and on-demand delivery network getting more efficient, and by cutting certain non-profitable stock keeping units (SKUs) and negotiating with suppliers for more favorable pricing, we will be able to offer our online supermarket services with more efficiency and at low marginal cost. For the year ended December 31, 2022, approximately 8.6% of the Company’s revenue was derived from this service.

(2)  Brand Promotion Service

Taking advantage of the vast user base of the Platform, we have built and maintained stable business relationships with clients from different business sectors who seek more brand exposure. By using our platform, clients can establish their online presence, promote their brands and sell their goods and services directly to consumers online. We offer clients multiple advertisement options in order to meet their various marketing needs, in forms of ads such as pop-up, pop-under, floating or banner, therefore provide clients with consumer acquisition channels through which they can gain customer traffic. Through partnership with local banks, governmental departments, or large corporations, we endeavor to assist our clients to develop new customers while retain existing customers, improve corporate image, and eventually boost corporate trading volume. For the year ended December 31, 2022, approximately 1.7% of the Company’s revenue was derived from this service.

Except for our main business line (food ordering and delivery), other new business initiatives are currently not profitable. The main reason is that in the initial stage of the new business, various investments are relatively large, and the gross profit is low.

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

With more than 4,000 merchants currently on our Platform, we believe that we can provide merchants with the following key benefits:

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

Customer Benefits

With 832,700 registered Platform customers as of December 31, 2022, we believe that we provide customers with the following key benefits:

Discovery. We aggregate menus/merchandise catalogs and enable ordering from more than 4,000 merchants in Macau as of December 31, 2022, in most cases we provide customers with more choices than the menu drawer and allowing them to discover hidden gems from merchants on our Platform.

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

As of December 31, 2022, we had approximately 831,700 registered Platform customers and served over 4,000 partnered merchants. For the years ended December 31, 2022 and 2021, none of these active Platform customers or merchants accounted for 10% or more of our net revenues.

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

(2) More consumers. Presently there are over 831,700 consumers on our Platform. We plan to continue to increase our consumer reach by more consumer engagement. At present, consumers use our Platform for a small fraction of their monthly meals or purchases. We strive to increase the frequency with which consumers use our Platform by being the most delicious, affordable, and convenient way to eat or make purchase. We plan to do this by increasing the breadth of restaurant/merchant selection, expanding availability of meals at all times of the day. In addition, our goal is to satisfy consumers, thereby promoting their use of our Platform and making it easier for us to gain new consumers. We continue to make investments aimed at improving the consumer experience.

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

The laws and government regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon our operations, earnings and its competitive position in the future. As of December 31, 2022, we had not encountered any obstacles rising from government regulations.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure agreements to establish and protect our proprietary rights.

We have devoted to identify and protect a substantial portion of our strategic intellectual property in logistics, selection optimization, and other technologies relevant to its business. As of December 31, 2022, we had 6 patents registered and 2 pending patent applications with the State Intellectual Property Office of China. In addition, we owned 45 trademarks in various categories and registered with the China Trademark Office, 15 trademarks registered with the Economic and Technological Development Bureau of Macau, 6 trademarks registered with the Intellectual Property Department in Hong Kong. Also, we hold 75 software copyrights registered with the State Copyright Bureau of China.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may be infringed in the future or may be invalidated, circumvented, or challenged.

Employees

We believe that our future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel. As of December 31, 2022, we had approximately 549 full time employees and 504 part time employees. Of 549 full time employees, 295 were delivery riders. All of our part-time employees are delivery riders. None of our employees are covered by collective bargaining agreements.  We have not experienced any work stoppages, and we believe that our relationship with our employees is good.

Item 1A.   RISK FACTORS

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, as a global pandemic. This has resulted in governments enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods, and social distancing, have caused material disruption to business, resulting in a global economic slowdown. Equity markets have experienced significant volatility and weakness and the governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels, and/or debt balances, which may also have a direct impact on our operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy and the financial effect on our company is not known at this time. The extent of such impact will depend on future developments, which are highly uncertain and not in our control, including new information which may emerge concerning the spread and severity of COVID-19, or any of its variants, and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on our business, financial condition, liquidity, and operating results.

In response to COVID-19, we have implemented working practices to address potential impacts to our operations, employees, and customers, and will take further measures in the future if and as required. At present, we do not believe there has been any appreciable impact on our company specifically associated with COVID-19.

As a smaller reporting company, we are not required to provide the information called for in this Item.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. We conduct our businesses primarily in Macau and Hong Kong. We leased office facilities and warehouse at four locations: Jersey City, New Jersey, USA; Hong Kong; Macau; and Zhuhai, Guandong, China, totaling approximately 39,800 square feet, of which approximately 21,480 square feet were used as warehouses.

We believe these facilities are in good condition and sufficient for our current needs but may need to seek additional or expanded facilities if our business continues to grow, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

Item 3.   LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings, nor are we aware of any pending litigation or legal proceeding against us, our officers, directors, or any beneficial holders of 5% or more of our voting securities that would have a material adverse effect on our financial position or results of operations.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTC Pink marketplace under symbol "SCGY", and has been traded very thinly and infrequently. Accordingly, we are not including a history of reported trades in the public market through December 31, 2022.

Holders of Our Common Stock

As of December 31, 2022, we had 263,337,500 shares of our common stock issued and outstanding, held by approximately 256 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, preferential rights of any preferred stock, restrictions contained in future financing instruments, and other factors our Board of Directors deems relevant.

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

We do not have any equity compensation plans under which equity securities may be issued.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2022.

Item 6.  SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2022 and 2021. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

As a leading mobile platform of ordering and delivery services for restaurants or other merchants, we operate in Macau, and our businesses are built on our platform, Aomi App (the “Platform”). The Platform connects restaurants/merchants (collectively referred to as “Merchants”) with consumers and delivery riders. The Platform is created to serve the needs of these three key constituencies and to become more intelligent and efficient with every customer order. As we grow, we enjoy the benefits of scale and enjoy our competitive advantages, and at the same time we deliver substantial benefits to everyone we serve. For the year ended December 31, 2022, our Platform generated over 11,779,000 transactions, totaling $1,285,186,000 MOP (approximately $160,248,000) in Gross Merchandise Volume.

In 2022, with the changes in the macroeconomic environment, market, and competition, our business strategy was adjusted to maintain a stable market share, reduce costs and increase efficiency, and ensure the Company’s profitability. During the year, we reduced or suspended our investment in certain exploratory business activities, such as online supermarket, live broadcasting business, and focus on our main business and the business initiatives with good profitability. At the same time, we carried out various measures to reduce distribution costs and platform operating costs, and lay off some employees to reduce labor costs.

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

The Covid-19 has had a mixed-impact on our businesses. Affected by the epidemic, customers have reduced going out and banned dine-in, which has brought big opportunities for our main business, i.e., takeaway service. The order volume has increased, the average unit price has increased, and the transaction volume has increased. Taking advantage of this opportunity, more merchants were joined our network. However, it is disadvantageous for our other services, because customers' consumption is downgraded and they are more sensitive to discounts.

While we continue business operations, there remain significant uncertainties surrounding the COVID-19 outbreak and its further development as a global pandemic. Hence, the extent of the business disruption and the related impact on our financial results and outlook for 2023 cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. We are still assessing our business operations and the total impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.

2022 Highlights

Our operating results for the year ended December 31, 2022 included the following:

●	Total revenue increased by $10.0 million to $44.1 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

●	Total gross profit increased by $2.4 million to $13.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The following table shows operating results for the years ended December 31, 2022 and 2021.

Years Ended
	December 31,
	2022	2021	$ Change	% Change
Revenues	$44,111,814	$10,049,891	34,061,923	339%
Cost of revenue	30,901,653	7,664,721	23,236,932	303%
Gross Profit	13,210,161	2,385,170	10,824,991	454%

Operating expense	17,053,486	3,344,172	13,709,314	410%
Operating loss	(3,843,325)	(959,002)	2,884,323	301%

Other income / (expense)	20,824	(29,079)	49,903	n/a
Net loss	$(3,822,501)	$(988,081)	2,834,420	287%

Sales

For the year ended December 31, 2022, the Company generated sales for $44,111,814 compared to $10,049,891 for the year of 2021. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED, which was acquired by the Company in September 2021.

Costs of Revenue

For the year ended December 31, 2022, the Company generated cost of revenue for $30,901,653 compared to $7,664,721 for the year of 2021. Currently the Company is attributable to delivery rider costs and purchase of inventory for the whole year.

Operating expenses

For the year ended December 31, 2022, the Company’s operating expenses were $17,053,486 compared to $3,344,172 for the year of 2021.  The increase is primarily the result of expense paid towards Macau and Zhuhai business operations in 2022.

Other Income (Expense)

For the year ended December 31, 2022, the Company had $20,824 of other income, net, as compared to $29,079 of interest expense, net, for the same period last year.  The interest income in 2022 is related to loan receivable from a joint venture company. The interest expense in 2022 and 2021 are related to loan interest payable to the banks. The increase is primarily the result of new bank loan paid towards Macao and Zhuhai business operations.

Net Loss

For the year ended December 31, 2022, the Company had a net loss of $3,766,129, or $(0.014) per share, as compared to a net loss of $967,685, or $(0.005) per share, for the year of 2021.

Going Concern

The Company's consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $3,766,129 for the year ended December 31, 2022 and had an accumulated deficit of $14,034,905 as of December 31, 2022. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash and cash equivalents of $2,677,775 and a working capital deficit of $5,804,912.  The Company generates a significant amount of cash flows from operations.

For the year ended December 31, 2022, the Company used net cash of $3,393,848 from its operating activities primarily from our net loss of $3,822,501, net with depreciation and amortization of $185,102,  a disposal of equipment of $8,353, an increase in account receivables of $218,783, an decrease in inventories of $147,067, an increase in prepaid expenses of $267,133, a decrease in deposits of $173,117, an increase in other receivables of $89,902, an decrease in accrued expense of $79,457, a increase in deposit received of $201,219, a decrease in other payables of $235,835, an increase in account payable of $604,905. By comparison, net cash used in operating activities was $4,798,556 in 2021.

During the year ended December 31, 2022, the Company provided net cash of $303,242 from its investing activities which comprised with purchase of equipment of $51,517, purchase of intangible asset of $65,541, loan to associate of $9,640, advances to related company of $71,739, repayment from shareholder of $501,679. By comparison, net cash used in investing activities was $1,755,473 in 2021.

During the year ended December 31, 2022, the Company’s financing activities provided net cash of $24,174, which was comprised of repayment of bank loans of $599,065 and loan borrowing from bank of $623,239. By comparison, net cash provided by financing activities was $11,652,469 in 2021.

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

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”), which are the new subsidiaries during business combinations in September 2021. The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25% per annum. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. Another bank loan borrowed by Chengmi with principle of $464,583 and $309,721 and expiring December 2022 and May 2023, respectively, at an interest rate of 4.6% and 4.45% per annum. On June 13, 2022, MED borrowed another loan from Ant Bank (Macao) Limited with principle of $623,239 (equivalent to MOP5,000,000), at an interest rate of 4% per annum with no fixed term of repayment.

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

Contractual Obligations

The Company leases approximately 250 square feet of space in Jersey City, New Jersey under a month-by-month basis at rent of $650 per month.  In addition, the Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2024 with monthly payments of approximately $4,404 per month. Besides, the acquisition of Macau and Zhuhai subsidiaries, it results on addition lease for office and warehouse approximately 39,800 square feet in Macau and Zhuhai, expiring within year 2023 and 2024 with monthly payment of approximately $28,351 per month.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCIENTIFIC ENERGY, INC.
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(Stated in US Dollars)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID# 2769)	F-1

Consolidated Balance Sheets at December 31, 2022 and 2021	F-2

Consolidated Statements of Operations and Comprehensive Losses for years ended December 31, 2022 and 2021	F-3

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2022 and 2021	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scientific Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive losses, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022 and 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Goodwill and Intangible Assets – Refer to Notes 2, 5 and 6 to the financial statements.

As disclosed in the consolidated financial statements goodwill and intangible assets, net were $71.7 and $1 million respectively as of December 31, 2022. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As shown in Notes 5 and 6 to the financial statements, the Company did not recognize any impairment for goodwill and intangible assets during the year ended December 31, 2022.

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

/s/ Centurion ZD CPA & Co

Centurion ZD CPA & Co.

Hong Kong

April 5, 2023

We have served as the Company's auditor since 2014.

PCAOB ID # 2769

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$ 2,677,775	$ 4,920,375
Loan receivables	1,007,562	997,923
Account receivables	1,061,700	842,917
Other receivables	156,289	66,388
Amount due from related companies	1,448,971	1,377,231
Amount due from joint venture	24,679	24,679
Amount due from shareholder	440,588	942,267
Inventories	108,220	255,287
Prepaid expense	636,500	369,367
Total current assets	7,562,284	9,796,434

Non-current assets:
Property, plant and equipment, net	78,563	77,006
Intangible assets	1,008,878	1,226,001
Goodwill	71,664,639	71,664,639
Operating lease right to use assets	515,557	586,922
Deposits	352,855	525,973
Total non-current assets	73,620,492	74,080,541

Total assets	$ 81,182,776	$ 83,876,975

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payables	$ 6,804,902	$ 6,199,998
Accrued expenses	2,782,849	2,862,306
Amount due to related company	20,028	20,002
Deposits received	1,537,475	1,336,256
Other payables	981,592	1,217,427
Bank loans	292,723	566,046
Operating lease liabilities	347,649	400,009
Bank overdrafts	599,978	-
Total current liabilities	13,367,196	12,602,044

Non-current liabilities:
Bank loans	$ 716,723	$ 481,357
Operating lease liability	167,908	186,913
Total non-current liabilities	884,631	668,270

Total liabilities	$ 14,251,827	$ 13,270,314

Commitments and contingencies (Note 16)	-	-

Stockholders' deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638

Accumulated deficit	(14,034,905)	(10,268,776)
Accumulated other comprehensive income	32,629	(114,160)
Total stockholders' surplus	67,091,737	70,711,077

Non-controlling interests	(160,788)	(104,416)

Total liabilities and stockholders' surplus	$ 81,182,776	$ 83,876,975

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2022	2021
REVENUE	$ 44,111,814	$ 10,049,891
COST OF REVENUE	(30,901,653)	(7,664,721)
GROSS PROFIT	13,210,161	2,385,170

OPERATING EXPENSES:
Selling, general and administrative expenses	16,868,384	3,276,551
Depreciation and amortization	185,102	67,621
Total operating expenses	17,053,486	3,344,172

NET LOSS FROM OPERATIONS	(3,843,325)	(959,002)

Other income (expense):
Sundry (expense) income, net	64,109	2
Interest (expense) income, net	(43,285)	(29,081)

Net loss before provision for income taxes	(3,822,501)	(988,081)

Income taxes	-	-

NET LOSS	$ (3,822,501)	$ (988,081)

Net income (loss) attributable to non-controlling interests	56,372	20,396

Net income attributable to Scientific Energy, Inc.	$ (3,766,129)	$ (967,685)

OTHER COMPREHENIVE LOSS:
Foreign translation gain (loss)	146,789	(122,257)

Comprehensive loss	$ (3,619,340)	$ (1,089,942)

Net loss per common share, basic and diluted	$ (0.014)	$ (0.005)

Weighted average common shares outstanding, basic and diluted	263,337,500	184,177,222

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income (loss)	Interests	Total
Balance, December 31, 2020	114,915,852	1,149,159	5,734,030	(9,301,091)	8,097	-	(2,409,805)

Issuance of shares in connection with acquisition of subsidiaries	131,337,500	1,313,375	64,355,375	-	-	(84,020)	65,584,730

Issuance of ordinary shares	17,084,148	170,841	8,371,233	-	-	-	8,542,074

Foreign currency transaction income	-	-	-	-	(122,257)	-	(122,257)

Net loss	-	-	-	(967,685)	-	(20,396)	(988,081)

Balance, December 31, 2021	263,337,500	$ 2,633,375	$ 78,460,638	$ (10,268,776)	$ (114,160)	$ (104,416)	$ 70,606,661

Foreign currency transaction income	-	-	-	-	146,789	-	146,789

Net loss	-	-	-	(3,766,129)	-	(56,372)	(3,822,501)

Balance, December 31, 2022	263,337,500	$ 2,633,375	$ 78,460,638	$ (14,034,905)	$ 32,629	$ (160,788)	$ 66,930,949
See the accompanying notes to the consolidated financial statement

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,822,501)	$ (967,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,818	10,916
Amortization	146,284	56,705
Loss on disposal of property and equipment	8,353	1,125
Account receivables	(218,783)	(135,396)
Inventories	147,067	(44,310)
Deposits	173,117	42,607
Prepaid expenses	(267,133)	149,058
Other receivables	(89,902)	558,275
Accrued expenses	(79,457)	654,419
Deposits received	201,219	(215,356)
Other payable	(235,835)	(3,547,542)
Accounts payable	604,905	(1,361,372)
Net cash used in operating activities	(3,393,848)	(4,798,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash inflow from acquisition of subsidiaries	-	287,418
(Advances to) / repayment from related companies	(71,739)	550
Advances to joint venture	-	(24,678)
Repayment from / (advances to) shareholder	501,679	(998,391)
Loan to joint venture	(9,640)	(997,923)
Purchase of intangible assets	(65,541)	-
Purchase of equipment	(51,517)	(22,449)
Net cash provided by / (used in) investing activities	303,242	(1,755,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of share capital	-	12,967,064
Repayment of bank borrowings	(599,065)	(29,392)
Loan borrowings	623,239	-
Proceeds from notes payable	-	(243,664)
Proceeds from subscription received	-	(1,041,539)
Net cash provided by financing activities	24,174	11,652,469

Effect of currency rate changes on cash	223,854	(192,533)

Net (decrease) / increase in cash and cash equivalents	(2,842,578)	4,905,907
Cash and cash equivalents, beginning of period	4,920,375	14,468

Cash and cash equivalents, end of period	$ 2,077,797	$ 4,920,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$ 43,285	$ 29,081
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 515,557	$ 586,922
Record lease liabilities upon adoption of ASC 842	$ 515,557	$ 586,922

Non cash transaction:
Issuance of shares in connection with acquisition of subsidiaries	$ -	$ 65,584,730

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

MED has five subsidiaries, each of which is in charge of respective area such as Development & Maintenance, Marketing & Operation, Logistics & Delivery, Payment & Clearance, Emerging Market Business Development.

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

As of December 31, 2022, and December 31, 2021, the Company maintained $2,058,216 and $4,899,488 in foreign bank accounts not subject to FDIC coverage

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

	December 31, 2022	December 31, 2021
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7890	7.7992
USD : MOP exchange rate	8.0226	8.0332

	Year ended December 31, 2022	Year Ended December 31, 2021
Average exchange rate for the period
USD : HKD exchange rate	7.8230	7.7838
USD : MOP exchange rate	8.0577	8.0173

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years
Vehicles	4 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of December 31, 2022 and 2021.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2022 and 2021.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As the Company qualifies as a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its condensed consolidated financial statement presentation or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $3,766,129 and an accumulated deficit of $14,034,905 as of December 31, 2022. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Furniture and equipment as of December 31, 2022 and 2021 is summarized as follows:

	December 31,	December 31,
	2022	2021
Office furniture and fixtures	$66,433	$55,369
Office equipment	148,010	137,118
Vehicles	-	-
Less: accumulated depreciation	(135,880)	(115,481)

Property, plant and equipment, net	$78,563	$77,006

Depreciation expense for the years ended December 31, 2022 and 2021 was $38,818 and $10,916, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of December 31, 2022 and 2021 is summarized as follows:

	December 31,	December 31,
	2022	2021
Software	$1,878,759	$1,940,614
Less: accumulated amortization	(869,881)	(714,613)

Intangible assets, net	$1,008,878	$1,226,001

Amortization expense for the years ended December 31, 2022 and 2021 was $146,284 and $56,705, respectively.

NOTE 6 – GOODWILL

	December 31, 2022	December 31, 2021
Goodwill	$71,664,639	$71,664,639
Less accumulated impairment losses	-	-
Balance at end of period	$71,664,639	$71,664,639

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

NOTE 7 – RIGHT TO USE ASSETS AND LEASE LIABILITY

The Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2022, with monthly payments of approximately $4,404 per month.

The Company entered the lease agreement for office and supermarket with MED and its subsidiaries in Macao and Zhuhai, with monthly payments of approximately $28,351 per month.

At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $1,355,043.

Right to use assets is summarized below:

	December 31, 2022	December 31, 2021
Macao and Zhuhai	$1,257,014	$1,175,932
Hong Kong	98,029	98,331
Subtotal	1,355,043	1,274,263
Less accumulated depreciation	(839,486)	(687,341)
Right to use assets, net	$515,557	$586,922

During the year ended December 31, 2022 and 2021, the Company recorded $433,876 and $169,426 as depreciation on ROU assets; and the Company recorded $46,643 and $15,544 as financial interest to current period operations.

Lease liability is summarized below:

	December 31, 2022	December 31, 2021
Macao and Zhuhai	$464,927	$586,922
Hong Kong	50,630	-
Total lease liability	515,557	586,922
Less: short term portion	(347,649)	(400,009)
Long term portion	$167,908	$186,913

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2022 and 2021	$542,699	$627,609
Less: Present value discount	(27,142)	(40,687)
Lease liability	$515,557	$586,922

Lease expense for the year ended December 31, 2022 was comprised of the following:

Operating lease expense	$414,648
Short-term lease expense	142,517
$557,165

Lease expense for the year ended December 31, 2021 was comprised of the following:

Operating lease expense	$176,479
Short-term lease expense	46,510
$222,989

NOTE 8 - LOAN RECEIVABLES

In September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the company, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for the business operating use. The loan amount was unsecured, with interest rate 5% p.a. and no fixed term of repayment.

NOTE 9 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of December 31, 2022 was $522. On September 27, 2021, the Company acquired a Macao subsidiary, “MED” and Green Supply Chain Management Company Limited who were trading as mobile platform of ordering and delivery services for restaurants and supermarket respectively and had approximately $108,000 merchandise inventory as of December 31, 2022.

NOTE 10 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents from consolidated statements of cash flows as follows:

	December 31, 2022	December 31, 2021
Cash at bank and in hand	$2,677,775	$4,920,375
Overdrafts	(599,978)	-
Cash and cash equivalents, net	$2,077,797	$4,920,375

NOTE 11 – BANK LOANS AND OVERDRAFTS

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”), which are the new subsidiaries during business combinations in September 2021. The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25%. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. Another bank loan borrowed by Chengmi with principle of $464,583 and $309,721 and expiring December 2022 and May 2023, respectively, at an interest rate of 4.6% and 4.45% per annum. On June 13, 2022, MED borrowed another loan from Ant Bank (Macao) Limited with principle of $623,239 (equivalent to MOP5,000,000), at an interest rate of 4% per annum with no fixed term of repayment.

Bank loans and overdrafts are summarized below:

	December 31, 2022	December 31, 2021
Bank loans	$1,009,446	$1,047,403
Bank overdrafts	599,978	-
Total bank loans and overdrafts	1,609,424	1,047,403
Less: short term portion	(892,701)	(566,046)
Long term portion	$716,723	$481,357

NOTE 12 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 30, 2022 and 2021, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2022, Kelton Capital Group Ltd. owned 31,190,500 shares, or 11.84%, of the Company’s common stock, Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and Elate Holdings Limited owned 26,000,000 shares, or 9.87%, of the Company’s common stock. Other than Kelton Capital Group Ltd, Jiang Haitao and Elate Holdings Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 13 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the year ended December 31, 2022 and 2021, respectively:

Schedule of Loss Per Share

	For the Years Ended December 31,
	2022	2021
Numerator - basic and diluted
Net loss	$(3,766,129)	$(967,685)
Denominator
Weighted average number of common shares outstanding —basic and diluted	263,337,500	184,177,222
Loss per common share — basic and diluted	$(0.014)	$(0.005)

NOTE 14- INCOME TAXES

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

For the year ended December 31, 2022, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore, there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2022, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $6,200,000, expiring within 20 years, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2022 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. is incorporated in the State of Utah in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. As of December 31, 2022, future net operation losses of approximately $0.10 million are available to offset future operating income through 2040.

British Virgin Islands

Makeliving Limited is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Makeliving Limited are not subjected to tax on income or capital gains.

Hong Kong

Sinoforte Limited and Qwestro Limited are incorporated in Hong Kong and Hong Kong’s profits tax rate is 8.25% for the first HK$2 million of profits of qualifying corporations, and profits above HK$2 million will be taxed at 16.5%. Sinoforte Limited and Qwestro Limited did not earn any income that was derived in Hong Kong for the years ended December 31, 2022 and 2021, and therefore, Sinoforte Limited and Qwestro Limited were not subjected to Hong Kong profits tax.

Macau

Macao E-Media Development Company Limited, Squirrel Logistic Company Limited and Green Supply Chain Management Company Ltd. are exempted to Macau Corporate Income Tax.

People’s Republic of China

Zhuhai Chengmi Technology Company Ltd., Zhuhai Migua Technology Company Ltd. and Guangzhou Chengmi Technology Company Ltd. are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

At December 31, 2022 and 2021, the significant components of the deferred tax (assets) liabilities are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2022	December 31, 2021

Net operating loss carryforward	$(3,822,501)	$(988,081)
Inventory obsolescence	-	-

Total deferred tax assets	(3,822,501)	(988,081)
Valuation allowance	3,822,501	988,081
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized for foreign income taxes.

Rate Reconciliation:	December 31, 2022	December 31, 2021

Book losses (worldwide) at federal statutory rate (21%)	$54,858	$46,826
Hong Kong Profit Tax rate (16.5%)	1,302	12,595
PRC Tax rate (25%)	(223,621)	(103,045)
Change in valuation allowance	167,461	43,624
Net expense (benefit)	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2022 and 2021, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2022 and 2021.  Tax years from 2015 through 2022 are open to examination by the taxing authorities.

NOTE 15 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year. The Company shared the operating loss from JV of $12,839 during 2019.

Summarized financial information for joint venture is as follows:

Balance Sheets:	December 31, 2022	December 31, 2021
Property, plant and equipment, net	$2,586	$3,676
Other receivables and prepaid	9,238	8,920
Inventory	1,069,173	4,181,874
Cash and cash equivalents	187,178	1,379,175
Total assets	1,268,175	5,573,645

Other payable	(4,399,049)	(4,265,052)
Customer deposits and other	(994,351)	(4,885,447)
Total liabilities	(5,393,400)	(9,150,499)

Net liabilities	$(4,125,225)	$(3,576,854)

Statement of Operations:	December 31,	December 31,
	2022	2021
Revenue	$5,301,008	$8,532,963
Cost of sale	(5,021,470)	(8,253,515)
Gross profit	279,538	279,448
Operating expense	(607,255)	(695,248)
Net loss from operations	(327,717)	(415,800)

Other income (expense):
Interest (expense) income, net	(213,583)	(178,096)
Net loss	$(541,300)	$(593,896)

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Capital commitment

As of December 31, 2022, and 2021, no capital commitment was expected.

Legal Proceeding

As of December 31, 2022, the Company is not aware of any material outstanding claim and litigation against it.

NOTE 17 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of December 31, 2022, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.

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

Item 9B.   OTHER INFORMATION

None.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

On May 13, 2022, the Company was identified by the Commission pursuant to Section 104(i)(2)(A) of the Sarbanes-Oxley Act of 2002 as having retained, for the preparation of the audit report on its financial statements included in the Form 10-K, a registered public accounting firm that has a branch or office that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board (“PCAOB”) has determined it is unable to inspect or investigate completely PCAOB registered public accounting firms headquartered in mainland China and Hong Kong. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, the Company does not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K.

As of the date of this annual report and to the Company’s best knowledge:

      (1)   Since its inception, the Company has not been owned or controlled by a governmental entity in the foreign jurisdiction, neither in mainland China nor Hong Kong. No government or government-controlled entity owns an equity interest in the Company, not even a single share.

      (2)   None of the Company’s shares or the shares of the Company’s consolidated foreign operating entities are owned by governmental entities in the jurisdiction in which the Company such consolidated foreign operating entities are incorporated or otherwise organized;

      (3)   No governmental entities in the applicable foreign jurisdiction with respect to the Company’s registered public accounting firm have a controlling financial interest in the Company or any of the Company’s consolidated foreign operating entities;

     (4)   None of the member of the Board of Directors or executive officers of the Company or its operating entity is a member of the Chinese Communist Party;

     (5)   The Company’s or its operating entities’ articles of incorporation and bylaws do not contain any charter or language about the Chinese Communist Party; and

      (6)   The Company was incorporated in the State of Utah without any kinds of VIE (Variable Interest Entity) structure or other similar structures.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	68	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mr. Stanley Chan has served as our Director, Chief Executive Officer, Chief Financial Officer, Secretary, and Chairman of the Company since May 2006.  Mr. Chan has more than ten years of experience in import-export business and financial investment.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires officers and directors of our company and persons who beneficially own more than 10% of a registered class of our company’s equity securities to file initial statements of beneficial ownership of common stock (Form 3) and statements of changes in beneficial ownership of common stock (Forms 4 or 5) with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file.

During the fiscal year ended December 31, 2022, all of our director, executive officer or beneficial owner of more than 10% of our common stock were compliance with the Section 16(a) of the Exchange Act.

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2022	-	-	-	-	-	-	-	-
CEO and	2021	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2022, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of March 31, 2023, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. Percentage of ownership is based on 263,337,500 shares of common stock outstanding on March 31, 2023.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class

Common	Liang Huang (2) c/o 27 Weldon Street Jersey City, NJ 07306	31,261,920	11.87%

Common	Jiang Haitao c/o 27 Weldon Street Jersey City, NJ 07306	46,588,236	17.69%

Common	Elate Holdings Limited Unit 1002, 10/F, Euro Trade Centre 13-14 Connaught Road Central and 21-23 Des Voeux Road, Central, Hong Kong	26,000,000	9.87%

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Directors and Executive Officers

As of March 31, 2023, no director, nominee and executive officer of the Company owned the security of the Company.

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions During the Last Two Fiscal Years

During the year ended December 31, 2022, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by, Centurion ZD CPA & Co., our independent registered public accounting firms, for the periods indicated. We did not pay any other fees to our independent registered public accounting firm during the periods indicated below.

Fee Category	2022	2021
Audit Fees	$124,000	$116,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$124,000	$116,000

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

3.1	Amended Articles of Incorporation dated January 25, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report Form 10-KSB filed on April 19, 2007)

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.2(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).
10.2	Stock Purchase Agreement dated as of May 10, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 10, 2021).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed on April 15, 2022).

31.1	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1	Section 1350 Certifications of CEO and CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

April 5, 2023	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 5, 2023	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director