Form 10-Q
period 2023-03-31
SCIENTIFIC ENERGY, INC
filed 2023-05-19
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of May 19, 2023.

TABLE OF CONTENTS2

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,366,419	$2,677,775
Loan receivables	919,280	1,007,562
Accounts receivable	792,849	1,061,700
Other receivables	261,226	156,289
Amount due from related companies	1,437,885	1,448,971
Amount due from joint venture	24,679	24,679
Amount due from shareholder	365,653	440,588
Inventories	79,942	108,220
Prepaid expense	546,334	636,500
Total current assets	5,794,267	7,562,284

Non-current assets:
Property, plant and equipment, net	70,581	78,563
Intangible assets	992,620	1,008,878
Goodwill	71,664,639	71,664,639
Operating lease right to use assets	426,888	515,557
Deposits	350,408	352,855
Total non-current assets	73,505,136	73,620,492

Total assets	$79,299,403	$81,182,776

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payable	$5,257,521	$6,804,902
Accrued expenses	2,553,505	2,782,849
Amount due to related party	19,875	20,028
Deposit received	1,440,694	1,537,475
Other payables	939,179	981,592
Bank loans	283,136	292,723
Operating lease liabilities	333,843	347,649
Bank overdrafts	111,324	599,978
Total current liabilities	10,939,077	13,367,196

Non-current liabilities:
Bank loans	692,686	716,723
Operating lease liability	93,045	167,908
Total non-current liabilities	785,731	884,631

Total liabilities	11,724,808	14,251,827

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(13,385,846)	(14,034,905)

Accumulated other comprehensive income	20,706	32,629
Total stockholders' surplus	67,728,873	67,091,737

Non-controlling interests	(154,278)	(160,788)

Total liabilities and stockholders' equity	$79,299,403	$81,182,776

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended March 31,
	2023	2022
REVENUE	$9,217,753	$10,130,661
COST OF REVENUE	(5,287,998)	(7,358,415)
GROSS PROFIT	3,929,755	2,772,246

OPERATING EXPENSES:
Selling, general and administrative expenses	3,233,927	3,727,060
Depreciation and amortization	31,468	66,959
Total operating expenses	3,265,395	3,794,019

NET PROFIT/(LOSS) FROM OPERATIONS	664,360	(1,021,773)

Other income (expense):
Interest expense, net	(8,791)	(9,346)

Net profit/(loss) before provision for income taxes	655,569	(1,031,119)

Income taxes	-	-

NET PROFIT/(LOSS)	$655,569	$(1,031,119)

Net (profit)/loss attributable to non-controlling interests	(6,510)	12,797

Net profit/(loss) attributable to Scientific Energy, Inc.	$649,059	$(1,018,322)

OTHER COMPREHENIVE (LOSS) / GAIN:
Foreign translation (loss) gain	(11,923)	(5,784)

Comprehensive income/(loss)	$637,136	$(1,024,106)

Net profit/(loss) per common share, basic and diluted	$0.002	$(0.004)

Weighted average common shares outstanding, basic and diluted	263,337,500	263,337,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2023

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance, December 31, 2022	263,337,500	$2,633,375	$78,460,638	$(14,034,905)	$32,629	$(160,788)	$66,930,949

Foreign currency transaction gain	-	-	-	-	(11,923)	-	(11,923)

Net profit	-	-	-	649,059	-	6,510	655,569

Balance, March 31, 2023 (unaudited)	263,337,500	$2,633,375	$78,460,638	$(13,385,846)	$20,706	$(154,278)	$67,574,595

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2022

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance, December 31, 2021	263,337,500	$2,633,375	$78,460,638	$(10,268,776)	$(114,160)	$(104,416)	$70,606,661

Foreign currency transaction gain	-	-	-	-	(5,784)		(5,784)

Net loss	-	-	-	(1,018,322)	-	(12,797)	(1,031,119)

Balance, March 31, 2022 (unaudited)	263,337,500	$2,633,375	$78,460,638	$(11,287,098)	$(119,944)	$(117,213)	$69,569,758

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2023	Three months ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$655,569	$(1,031,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,555	11,851
Amortization	21,913	55,108
Loss on disposal of property and equipment	637	6
Account receivables	268,851	89,843
Inventories	28,278	(113,250)
Deposits	2,447	4,154
Prepaid expenses	90,166	(104,008)
Other receivables	(104,937)	13,031
Accrued expenses	(229,344)	606,967
Deposits received	(96,781)	320,966
Other payable	(42,413)	(201,099)
Accounts payable	(1,547,381)	124,347
Net cash used in operating activities	(943,440)	(223,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,207)	(26,293)
Purchase of intangible asset	-	(79,242)
Repayment from related company	11,086	159,408
Repayment from shareholder	74,935	(47,530)
Repayment from associate	88,283	-
Advance to related company	-	(62)
Net cash provided by investing activities	172,097	6,281

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank borrowings	(33,624)	(47,897)
Net cash used in financing activities	(33,624)	(47,897)

Effect of currency rate changes on cash	(17,735)	10,965

Net decrease in cash and cash equivalents	(822,702)	(253,854)
Cash and cash equivalents, beginning of period	2,077,797	4,920,375

Cash and cash equivalents, end of period	$1,255,095	$4,666,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$8,791	$9,346
Income taxes paid	$-	$-

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$426,888	$613,995
Record lease liabilities upon adoption of ASC 842	$426,888	$613,995
See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 5, 2023.

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

As of March 31, 2023, and December 31, 2022, the Company maintained $1,241,414 and $2,058,216 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD and MOP into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	December 31,
	2023	2022
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8490	7.7890
USD : MOP exchange rate	8.0845	8.0226

	For the three months ended March 31,
	2023	2022
Average exchange rate for the period
USD : HKD exchange rate	7.8388	7.8049
USD : MOP exchange rate	8.0740	8.0390

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of March 31, 2023 and December 31, 2022.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2023 and December 31, 2022.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $13,385,846 as of March 31, 2023. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2023 and December 31, 2022 is summarized as follows:

Schedule of Property and Equipment

	March 31, 2023	December 31, 2022
	(unaudited)

Office furniture and fixtures	$66,155	$66,433
Office equipment	146,442	148,010
Less: accumulated depreciation	(142,016)	(135,880)

Property, plant and equipment, net	$70,581	$78,563

Depreciation expense for the three months ended March 31, 2023 and 2022 was $9,555 and $11,851, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31,	December 31,
	2023	2022
Software	$1,894,044	$1,878,759
Less: accumulated amortization	(901,424)	(869,881)

Intangible assets, net	$992,620	$1,008,878

Amortization expense for the three months ended March 31, 2023 and 2022 was $21,913 and $55,108, respectively.

NOTE 6 – GOODWILL

	March 31, 2023	December 31, 2022
Goodwill	$71,664,639	$71,664,639
Less accumulated impairment losses	-	-
Balance at end of period	$71,664,639	$71,664,639

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

At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $903,282.

Right to use assets is summarized below:

	March 31, 2023	December 31, 2022
Macao and Zhuhai	$805,253	$1,257,014
Hong Kong	98,029	98,029
Subtotal	903,282	1,355,043
Less: accumulated depreciation	(476,394)	(839,486)
Right to use assets, net	$426,888	$515,557

During the three months ended March 31, 2023 and 2022, the Company recorded $88,669 and $136,596 as depreciation on ROU assets; and the Company recorded $9,724 and $12,586 as financial interest to current period operations.

Lease liability is summarized below:

	March 31, 2023	December 31, 2022
Macao and Zhuhai	$388,539	$464,927
Hong Kong	38,349	50,630
Total lease liability	426,888	515,557
Less: short term portion	(333,843)	(347,649)
Long term portion	$93,045	$167,908

Maturity analysis under these lease agreements are as follows:

	March 31, 2023	December 31, 2022
Period / year ended March 31, 2023 and December 31, 2022	$445,841	$542,699
Less: Present value discount	(18,953)	(27,142)
Lease liability	$426,888	$515,557

Lease expense for the three months ended March 31, 2023 was comprised of the following:

Operating lease expense	$75,103
Short-term lease expense	15,887
$90,990

Lease expense for the three months ended March 31, 2022 was comprised of the following:

Operating lease expense	$150,302
Short-term lease expense	11,422
$161,724

NOTE 8 - LOAN RECEIVABLES

In September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the joint venture, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for its business operating use. The loan amount was unsecured, with interest rate 5% per annum and has no fixed terms of repayment.

NOTE 9 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of March 31, 2023 was $522. The Macao subsidiary, Green Supply Chain Management Company Limited who was trading as supermarket and had $79,420 merchandise inventory as of March 31, 2023.

NOTE 10 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents from consolidated statements of cash flows as follows:

	March 31, 2023	December 31, 2022
Cash at bank and in hand	$1,366,419	$2,677,775
Overdrafts	(111,324)	(599,978)
Cash and cash equivalents, net	$1,255,095	$2,077,797

NOTE 11 – BANK LOANS AND OVERDRAFTS

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”), which are the new subsidiaries during business combinations in September 2021. The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25%. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. Another bank loan borrowed by Chengmi with principle of $309,721 and expiring on May 2023, at an interest rate of 4.45% per annum. On June 13, 2022, MED borrowed another loan from Ant Bank (Macao) Limited with principle of $623,239 (equivalent to MOP5,000,000), at an interest rate of 4% per annum with no fixed term of repayment.

Bank loans and overdrafts are summarized below:

	March 31, 2023	December 31, 2022
Bank loans	$975,822	$1,009,446
Bank overdrafts	111,324	599,978
Total bank loans and overdrafts	1,087,146	1,609,424
Less: short term portion	(394,460)	(892,701)
Long term portion	$692,686	$716,723

NOTE 12 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2023 and December 31, 2022, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of March 31, 2023, Kelton Capital Group Ltd. owned 31,190,500 shares, or 11.84%, of the Company’s common stock, Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and Elate Holdings Limited owned 26,000,000 shares, or 9.87%, of the Company’s common stock. Other than Kelton Capital Group Ltd, Jiang Haitao and Elate Holdings Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 13 – PROFIT/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted profit/(loss) per common share for the three months ended March 31, 2023 and 2022, respectively:

	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net profit/(loss)	$649,059	$(1,018,322)
Denominator
Weighted average number of common shares outstanding —basic and diluted	263,337,500	263,337,500
Profit/(loss) per common share — basic and diluted	$0.002	$(0.004)

NOTE 14 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Property, plant and equipment, net	$2,295	$2,586
Other receivables and prepaid	9,120	9,238
Inventory	873,793	1,069,173
Cash and cash equivalents	225,129	187,178
Total assets	1,110,337	1,268,175

Other payable to shareholder	(4,288,950)	(4,399,049)
Customer deposit	(1,021,406)	(994,351)
Total liabilities	(5,310,356)	(5,393,400)

Net liabilities	$(4,200,019)	$(4,125,225)

Statement of Operations:	Three months ended March 31, 2023
(unaudited)
Revenue	$186,264
Less: Cost of sales	(184,379)
1,885
Operating expense	(53,923)
Depreciation	(272)
Net loss from operations	(52,310)

Other income (expense):
Interest (expense) income, net	(54,183)
Net loss	$(106,493)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of March 31, 2023, the Company is not aware of any material outstanding claim and litigation against them.

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

Since 2022, with the changes in the macroeconomic environment, market, and competition, our business strategy was adjusted to maintain a stable market share, reduce costs and increase efficiency, and ensure the Company’s profitability. Since 2022, we reduced or suspended our investment in certain exploratory business activities, such as online supermarket, live broadcasting business, and focus on our main business and the business initiatives with good profitability. At the same time, we carried out various measures to reduce distribution costs and platform operating costs, and lay off some employees to reduce labor costs.

Results of Operations

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table shows operating results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues	$9,217,753	$10,130,661	(912,908)	(9.01%)
Cost of revenue	5,287,998	7,358,415	(2,070,417)	(28.14%)
Gross Profit	3,929,755	2,772,246	1,157,509	41.75%

Operating expense	3,265,395	3,794,019	(528,624)	(13.93%)
Operating profit/(loss)	664,360	(1,021,773)	1,686,133	n/a

Other income / (expense)	(8,791)	(9,346)	(555)	(5.94%)
Net profit/(loss)	$655,569	$(1,031,119)	1,686,688	n/a

Sales

For the three months ended March 31, 2023, the Company generated sales of $9,217,753 compared to $10,130,661 for the same period of 2022. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the three months ended March 31, 2023, the Company generated cost of good sold for $5,287,998 compared to $7,358,415 for the same period of 2022. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the three months ended March 31, 2023 and 2022, the Company’s selling, general and administrative expenses were $3,265,395 compared to $3,794,019 for the same period of the previous year.  The decrease is primarily the result of mature operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the three months ended March 31, 2023, the Company had $8,791 of interest expense relating to bank loan interest payable, as compared to $9,346 of interest expense for the same period last year.

Net Profit/(Loss)

For the three months ended March 31, 2023, the Company had a net profit of $655,569, or $0.002 per share, as compared to a net loss of $1,031,119, or $(0.004) per share, for the same period of 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company had cash and cash equivalents of $1,366,419 and a working capital deficit of $5,144,810. For the three months ended March 31, 2023, the Company used net cash of $943,440 from its operating activities primarily from our net profit of $655,569, adjusted net with depreciation and amortization of $31,468, a loss of disposal of equipment of $637, a decrease in account receivables of $268,851, a decrease in inventories of $28,278, a decrease in prepaid expenses of $90,166, a decrease in deposits of $2,447, an increase in other receivables of $104,937, a decrease in accrued expense of $229,344, a decrease in deposit received of $96,781, a decrease in other payables of $42,413, a decrease in account payable of $1,547,381. By comparison, net cash used in operating activities was $223,203 for the same period of 2022.

During the three months ended March 31, 2023, the Company provided net cash of $172,097 from its investing activities which comprised with purchase of equipment of $2,207, repayment from related company of $11,086, repayment from shareholder of $74,935 and repayment from associate company of $88,283. By comparison, net cash provided by investing activities was $6,281 for the same period of 2022.

During the three months ended March 31, 2023, the Company’s financing activities used net cash of $33,624, which was comprised of repayment of bank loans of $33,624. By comparison, net cash used in financing activities was $47,897 for the same period of 2022.

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

Contractual Obligations

We lease our office space, approximately 250 square feet, in Jersey City, New Jersey, on a month-by-month basis. For the six-month ended June 30, 2020, the rent was $650 per month.  We also have an office in Hong Kong, which is leased on a term of two years ending in January 2022. The space is approximately 770 square feet, and the rent is approximately $4,404 per month. With the acquisition with MED, the Company has the office in Macao and Zhuhai, which are leased on terms of two to three years from 2020 to 2024. The rent is approximately $28,351 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

May 19, 2023