Form 10-Q
period 2023-06-30
SCIENTIFIC ENERGY, INC
filed 2023-08-21
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of August 21, 2023.

TABLE OF CONTENTS2

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$ 1,332,222	$ 2,677,775
Loan receivables	932,766	1,007,562
Accounts receivable	1,129,261	1,061,700
Other receivables	258,092	156,289
Amount due from related companies	1,703,925	1,448,971
Amount due from joint venture	24,679	24,679
Amount due from shareholder	283,227	440,588
Inventories	71,129	108,220
Prepaid expense	548,831	636,500
Total current assets	6,284,132	7,562,284

Non-current assets:
Property, plant and equipment, net	65,036	78,563
Intangible assets	1,016,833	1,008,878
Goodwill	71,664,639	71,664,639
Operating lease right to use assets	338,790	515,557
Deposits	350,798	352,855
Total non-current assets	73,436,096	73,620,492

Total assets	$ 79,720,228	$ 81,182,776

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payable	$ 5,152,160	$ 6,804,902
Accrued expenses	2,201,269	2,782,849
Amount due to related party	19,918	20,028
Deposit received	1,585,751	1,537,475
Other payables	973,993	981,592
Bank loans	847,548	292,723
Operating lease liabilities	304,171	347,649
Bank overdrafts	-	599,978
Total current liabilities	11,084,810	13,367,196

Non-current liabilities:
Bank loans	675,577	716,723
Operating lease liability	34,619	167,908
Total non-current liabilities	710,196	884,631

Total liabilities	11,795,006	14,251,827

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(13,074,132)	(14,034,905)
Accumulated other comprehensive income	58,463	32,629
Total stockholders' surplus	68,078,344	67,091,737

Non-controlling interests	(153,122)	(160,788)

Total liabilities and stockholders' equity	$ 79,720,228	$ 81,182,776

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended June 30, 2023	Three Months ended June 30, 2022	Six Months ended June 30, 2023	Six Months ended June 30, 2022
REVENUE	$ 9,673,182	$ 11,690,360	$ 18,890,935	$ 21,821,021
COST OF REVENUE	(5,401,381)	(8,877,832)	(10,689,379)	(16,236,247)
GROSS PROFIT	4,271,801	2,812,528	8,201,556	5,584,774

OPERATING EXPENSES:
Selling, general and administrative expenses	3,912,539	4,270,018	7,146,466	7,997,078
Depreciation	36,941	64,465	68,409	131,424
Total operating expenses	3,949,480	4,334,483	7,214,875	8,128,502

NET PROFIT/(LOSS) FROM OPERATIONS	322,321	(1,521,955)	986,681	(2,543,728)

Other income (expense):
Interest (expense) income	(9,451)	(9,760)	(18,242)	(19,106)

Net profit/(loss) before provision for income taxes	312,870	(1,531,715)	968,439	(2,562,834)

Income taxes	-	-	-	-

NET PROFIT/(LOSS)	$ 312,870	$ (1,531,715)	$ 968,439	$ (2,562,834)

Net profit/(loss) attributable to non-controlling interests	(1,156)	16,904	(7,666)	29,701

Net profit/(loss) attributable to Scientific Energy, Inc.	$ 311,714	$ (1,514,811)	$ 960,773	$ (2,533,133)

OTHER COMPREHENIVE GAIN/(LOSS):
Foreign translation gain	37,757	76,550	25,834	70,766

Comprehensive income/(loss)	$ 349,471	$ (1,438,261)	$ 986,607	$ (2,462,367)

Net profit/(loss) per common share, basic and diluted	$ 0.001	$ (0.006)	$ 0.004	$ (0.001)

Weighted average common shares outstanding, basic and diluted	263,337,500	263,337,500	263,337,500	263,337,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2023

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Non-Controlling Interests	Total
Balance, December 31, 2022	263,337,500	$ 2,633,375	$ 78,460,638	$ (14,034,905)	$ 32,629	$ (160,788)	$ 66,930,949

Foreign currency transaction gain	-	-	-	-	(11,923)	-	(11,923)

Net profit	-	-	-	649,059	-	6,510	655,569

Balance, March 31, 2023 (unaudited)	263,337,500	2,633,375	78,460,638	(13,385,846)	20,706	(154,278)	67,574,595

Foreign currency transaction gain	-	-	-	-	37,757	-	37,757

Net profit	-	-	-	311,714	-	1,156	312,870

Balance, June 30, 2023 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	($13,074,132)	$ 58,463	$ 153,122	$ 67,925,222

	See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2022

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Non-Controlling Interests	Total
Balance, December 31, 2021	263,337,500	$ 2,633,375	$ 78,460,638	$ (10,268,776)	$ (114,160)	$ (104,416)	$ 70,606,661

Foreign currency transaction gain	-	-	-	-	(5,784)	-	(5,784)

Net loss	-	-	-	(1,018,322)	-	(12,797)	(1,031,119)

Balance, March 31, 2022 (unaudited)	263,337,500	2,633,375	78,460,638	(11,287,098)	(119,944)	(117,213)	69,569,758

Foreign currency transaction gain	-	-	-	-	76,550		76,550

Net loss	-	-	-	(1,514,811)	-	(16,904)	(1,531,715)

Balance, June 30, 2022 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (12,801,909)	$ (43,394)	$ (134,117)	$ 68,114,593

	See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2023	Six months ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$ 968,439	$ (2,562,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,243	23,659
Amortization	51,335	107,765
Loss on disposal of property and equipment	638	39
Account receivables	(67,561)	(9,592)
Inventories	37,091	(14,885)
Deposits	2,057	43,425
Prepaid expenses	87,669	2,440
Other receivables	(101,803)	(95,682)
Account payable	(1,652,742)	1,445,005
Accrued expenses	(581,579)	9,954
Deposits received	48,276	543,742
Other payable	(7,598)	(433,382)
Net cash used in operating activities	(1,197,535)	(940,346)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,023)	(36,666)
Purchase of intangible asset	-	(63,743)
Repayment from shareholder	157,362	351,235
Repayment from associate	74,797	-
Advance to related company	(254,955)	(27,061)
Net cash (used in)/provided by investing activities	(28,819)	223,765

CASH FLOWS FROM FINANCING ACTIVITIES
Loan borrowings	773,172	618,521
Repayment of bank borrowings	(259,494)	(94,014)
Net cash provided by financing activities	513,678	524,507

Effect of currency rate changes on cash	(32,899)	37,119

Net decrease in cash and cash equivalents	(745,575)	(154,955)
Cash and cash equivalents, beginning of period	2,077,797	4,920,375

Cash and cash equivalents, end of period	$ 1,332,222	$ 4,765,420

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 18,242	$ 19,106
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 338,790	$ 520,328
Record lease liabilities upon adoption of ASC 842	$ 338,790	$ 520,328

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

cientific Energy, Inc., (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. Prior to August 2011, the Company was principally devoted to the buying and selling of various types and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite. In August 2011, the Company decided to engage in a business of e-commerce platform. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 5, 2023.

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

As of June 30, 2023, and December 31, 2022, the Company maintained $1,328,248 and $2,058,216 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD and MOP into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,
	2023	2022
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8322	7.7890
USD : MOP exchange rate	8.0672	8.0226

	For the six months ended June 30,
	2023	2022
Average exchange rate for the period
USD : HKD exchange rate	7.8397	7.8464
USD : MOP exchange rate	8.0749	8.0818

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of June 30, 2023 and December 31, 2022.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2023 and December 31, 2022.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $13,074,132 as of June 30, 2023. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2023 and December 31, 2022 is summarized as follows:

Schedule of Property and Equipment

	June 30, 2023	December 31, 2022
	(unaudited)

Office furniture and fixtures	$66,086	$66,433
Office equipment	148,047	148,010
Less: accumulated depreciation	(149,097)	(135,880)

Property, plant and equipment, net	$65,036	$78,563

Depreciation expense for the three months and six months ended June 30, 2023 were $8,688 and 18,243 respectively; and for the three months and six months ended June 30, 2022 were $11,808 and $23,659, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30,	December 31,
	2023	2022
Software	$1,916,706	$1,878,759
Less: accumulated amortization	(899,873)	(869,881)

Intangible assets, net	$1,016,833	$1,008,878

Amortization expense for the three months and six months ended June 30, 2023 were $29,422 and $51,335, respectively; and for the three months and six months ended June 30, 2022 were $52,657 and $107,765, respectively.

NOTE 6 – GOODWILL

	June 30, 2023	December 31, 2022
Goodwill	$71,664,639	$71,664,639
Less accumulated impairment losses	-	-
Balance at end of period	$71,664,639	$71,664,639

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

Right to use assets is summarized below:

	June 30, 2023	December 31, 2022
Macao and Zhuhai	$805,253	$1,257,014
Hong Kong	98,029	98,029
Subtotal	903,282	1,355,043
Less: accumulated depreciation	(564,492)	(839,486)
Right to use assets, net	$338,790	$515,557

During the six months ended June 30, 2023 and 2022, the Company recorded $176,767 and $234,002 as depreciation on ROU assets; and the Company recorded $17,659 and $24,517 as financial interest to current period operations.

Lease liability is summarized below:

	June 30, 2023	December 31, 2022
Macao and Zhuhai	$312,970	$464,927
Hong Kong	25,820	50,630
Total lease liability	338,790	515,557
Less: short term portion	(304,171)	(347,649)
Long term portion	$34,619	$167,908

Maturity analysis under these lease agreements are as follows:

	June 30, 2023	December 31, 2022
Period / year ended June 30, 2023 and December 31, 2022	$351,125	$542,699
Less: Present value discount	(12,335)	(27,142)
Lease liability	$338,790	$515,557

Lease expense for the three months ended June 30, 2023 was comprised of the following:

Operating lease expense	$70,471
Short-term lease expense	22,247
$92,718

Lease expense for the six months ended June 30, 2023 was comprised of the following:

Operating lease expense	$145,575
Short-term lease expense	38,133
$183,708

Lease expense for the three months ended June 30, 2022 was comprised of the following:

Operating lease expense	$92,805
Short-term lease expense	63,440
$156,245

Lease expense for the six months ended June 30, 2022 was comprised of the following:

Operating lease expense	$243,106
Short-term lease expense	74,862
$317,968

NOTE 8 - LOAN RECEIVABLES

In September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the joint venture, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for its business operating use. The loan amount was unsecured, with interest rate 5% per annum and has no fixed terms of repayment.

NOTE 9 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of June 30, 2023 was $522. The Macao subsidiary, Green Supply Chain Management Company Limited who was trading as supermarket and had $70,607 merchandise inventory as of June 30, 2023.

NOTE 10 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents from consolidated statements of cash flows as follows:

	June 30, 2023	December 31, 2022
Cash at bank and in hand	$1,332,222	$2,677,775
Overdrafts	-	(599,978)
Cash and cash equivalents, net	$1,332,222	$2,077,797

NOTE 11 – BANK LOANS AND OVERDRAFTS

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”), which are the new subsidiaries during business combinations in September 2021. The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25%. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. Another bank loan borrowed by Chengmi with principle of $309,721 and expiring on May 2023, at an interest rate of 4.45% per annum. On June 13, 2022, MED borrowed another loan from Ant Bank (Macao) Limited with principle of $623,239 (equivalent to MOP5,000,000), at an interest rate of 4% per annum with no fixed term of repayment. Chengmi borrowed addition loan from Bank of China for $773,172 on May and June 2023.

Bank loans and overdrafts are summarized below:

	June 30, 2023	December 31, 2022
Bank loans	$1,523,125	$1,009,446
Bank overdrafts	-	599,978
Total bank loans and overdrafts	1,523,125	1,609,424
Less: short term portion	(847,548)	(892,701)
Long term portion	$675,577	$716,723

NOTE 12 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of June 30, 2023 and December 31, 2022, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of June 30, 2023, Kelton Capital Group Ltd. owned 31,190,500 shares, or 11.84%, of the Company’s common stock, Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and Elate Holdings Limited owned 26,000,000 shares, or 9.87%, of the Company’s common stock. Other than Kelton Capital Group Ltd, Jiang Haitao and Elate Holdings Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 13 – PROFIT/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted profit/(loss) per common share for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Numerator-basic and diluted
Net profit/(loss)	$311,714	$(1,514,811)	$960,773	$(2,533,133)
Denominator
Weighted average number of common shares outstanding-basic and diluted	263,337,500	263,337,500	263,337,500	263,337,500

Profit/(loss) per common share - basic and diluted	$0.001	$(0.006)	$0.004	$(0.001)

NOTE 14 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Property, plant and equipment, net	$2,028	$2,586
Other receivables and prepaid	9,329	9,238
Inventory	875,666	1,069,173
Cash and cash equivalents	106,078	187,178
Total assets	993,101	1,268,175

Other payable to shareholder	(4,298,145)	(4,399,049)
Customer deposit	(1,009,805)	(994,351)
Total liabilities	(5,307,950)	(5,393,400)

Net liabilities	$(4,314,849)	$(4,125,225)

Statement of Operations:	Six months ended June 30, 2023
(unaudited)
Revenue	$186,242
Less: Cost of sales	(184,358)
1,884
Operating expense	(105,943)
Depreciation	(544)
Net loss from operations	(104,603)

Other income (expense):
Interest (expense) income, net	(107,604)
Net loss	$(212,207)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of June 30, 2023, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Sales

For the three months ended June 30, 2023, the Company generated sales of $9,673,182 compared to $11,690,360 for the same period of 2022. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the three months ended June 30, 2023, the Company generated cost of good sold for $5,401,381 compared to $8,877,832 for the same period of 2022. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the three months ended June 30, 2023 and 2022, the Company’s selling, general and administrative expenses were $3,912,539 compared to $4,270,018 for the same period of the previous year. The decrease is primarily the result of mature operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the three months ended June 30, 2023, the Company had $9,451 of interest expense relating to bank loan interest payable, as compared to $9,760 of interest expense for the same period last year.

Net Profit/(Loss)

For the three months ended June 30, 2023, the Company had a net profit of $311,714, or $0.001 per share, as compared to a net loss of $1,514,811, or $(0.006) per share, for the same period of 2022.

For the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Sales

For the six months ended June 30, 2023, the Company generated sales of $18,890,935 compared to $21,821,021 for the same period of 2022. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the six months ended June 30, 2023, the Company generated cost of goods sold for $10,689,379 compared to $16,236,247 for the same period of 2022. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the six months ended June 30, 2023 and 2022, the Company’s selling, general and administrative expenses were $7,146,466 compared to $7,997,078 for the same period of the previous year. The increase is primarily the result of new operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the six months ended June 30, 2023, the Company had $18,242 of interest expense relating to bank loan interest payable, as compared to $19,106 of interest expense for the same period last year.

Net Profit/(Loss)

For the six months ended June 30, 2023, the Company had a net profit of $960,773, or $0.004 per share, as compared to a net loss of $2,533,133, or $(0.01) per share, for the same period of 2022.

Liquidity and Capital Resources

As of June 30, 2023, the Company had cash and cash equivalents of $1,332,222 and a working capital deficit of $4,800,678. For the six months ended June 30, 2023, the Company used net cash of $1,197,535 from its operating activities primarily from our net profit of $968,439, adjusted net with depreciation and amortization of $69,578, a loss of disposal of equipment of $638, a increase in account receivables of $67,561, a decrease in inventories of $37,091, a decrease in prepaid expenses of $87,669, a decrease in deposits of $2,057, an increase in other receivables of $101,803, a decrease in accrued expense of $581,579, a increase in deposit received of $48,276, a decrease in other payables of $7,598, a decrease in account payable of $1,652,742. By comparison, net cash used in operating activities was $940,346 for the same period of 2022.

During the six months ended June 30, 2023, the Company used net cash of $28,819 from its investing activities which comprised with purchase of equipment of $6,023, advance to related company of $254,955, repayment from shareholder of $157,362 and repayment from associate company of $74,797. By comparison, net cash provided by investing activities was $223,765 for the same period of 2022.

During the six months ended June 30, 2023, the Company’s financing activities provided net cash of $513,678, which was comprised of repayment of bank loans of $259,494 and addition borrowing from bank of $773,172. By comparison, net cash used in financing activities was $524,507 for the same period of 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

August 21, 2023