Form 10-Q
period 2023-09-30
SCIENTIFIC ENERGY, INC
filed 2023-11-20
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of November 20, 2023.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$ 2,552,473	$ 2,677,775
Loan receivables	944,553	1,007,562
Accounts receivable	-	1,061,700
Other receivables	323,279	156,289
Amount due from related companies	1,726,149	1,448,971
Amount due from joint venture	24,679	24,679
Amount due from shareholder	85,868	440,588
Inventories	113,724	108,220
Prepaid expense	260,728	636,500
Total current assets	6,031,453	7,562,284

Non-current assets:
Property, plant and equipment, net	77,984	78,563
Intangible assets	1,248,045	1,008,878
Goodwill	71,664,639	71,664,639
Operating lease right to use assets	254,200	515,557
Deposits	348,710	352,855
Total non-current assets	73,593,578	73,620,492

Total assets	$ 79,625,031	$ 81,182,776

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payable	$ 4,994,260	$ 6,804,902
Accrued expenses	2,121,694	2,782,849
Amount due to related party	19,923	20,028
Deposit received	1,041,726	1,537,475
Other payables	897,699	981,592
Bank loans	974,321	292,723
Operating lease liabilities	248,703	347,649
Bank overdrafts	-	599,978
Total current liabilities	10,298,326	13,367,196

Non-current liabilities:
Bank loans	657,172	716,723
Operating lease liability	5,497	167,908
Total non-current liabilities	662,669	884,631

Total liabilities	10,960,995	14,251,827

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(12,358,564)	(14,034,905)
Accumulated other comprehensive income	73,722	32,629
Total stockholders' surplus	68,809,171	67,091,737

Non-controlling interests	(145,135)	(160,788)

Total liabilities and stockholders' equity	$ 79,625,031	$ 81,182,776

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended September 30, 2023	Three Months ended September 30, 2022	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022
REVENUE	$ 9,748,253	$ 11,249,720	$ 28,639,189	$ 33,070,741
COST OF REVENUE	(5,124,456)	(7,637,524)	(15,813,835)	(23,873,771)
GROSS PROFIT	4,623,797	3,612,196	12,825,354	9,196,970

OPERATING EXPENSES:
Selling, general and administrative expenses	3,818,985	4,152,071	10,965,451	12,149,149
Depreciation	58,846	27,844	127,256	159,268
Total operating expenses	3,877,831	4,179,915	11,092,707	12,308,417

NET PROFIT/(LOSS) FROM OPERATIONS	745,966	(567,719)	1,732,647	(3,111,447)

Other income (expense):
Interest (expense) income	(13,670)	(9,730)	(31,912)	(28,836)

Net profit/(loss) before provision for income taxes	732,296	(577,449)	1,700,735	(3,140,283)

Income taxes	(8,741)	(190)	(8,741)	(190)

NET PROFIT/(LOSS)	$ 723,555	$ (577,639)	$ 1,691,994	$ (3,140,473)

Net profit/(loss) attributable to non-controlling interests	(7,987)	15,307	(15,653)	45,008

Net profit/(loss) attributable to Scientific Energy, Inc.	$ 715,568	$ (562,332)	$ 1,676,341	$ (3,095,465)

OTHER COMPREHENIVE GAIN/(LOSS):
Foreign translation gain	15,259	56,252	41,093	127,018

Comprehensive income/(loss)	$ 730,827	$ (506,080)	$ 1,717,434	$ (2,968,447)

Net profit/(loss) per common share, basic and diluted	$ 0.003	$ (0.002)	$ 0.006	$ (0.012)

Weighted average common shares outstanding, basic and diluted	263,337,500	263,337,500	263,337,500	263,337,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Non-Controlling Interests	Total
Balance, December 31, 2022	263,337,500	$ 2,633,375	$ 78,460,638	$ (14,034,905)	$ 32,629	$ (160,788)	$ 66,930,949

Foreign currency transaction loss	-	-	-	-	(11,923)	-	(11,923)

Net loss	-	-	-	649,059	-	6,510	655,569

Balance, March 31, 2023 (unaudited)	263,337,500	2,633,375	78,460,638	(13,385,846)	20,706	(154,278)	67,574,595

Foreign currency transaction gain	-	-	-	-	37,757	-	37,757

Net loss	-	-	-	311,714	-	1,156	312,870

Balance, June 30, 2023 (unaudited)	263,337,500	2,633,375	78,460,638	(13,074,132)	58,463	(153,122)	67,925,222

Foreign currency transaction gain	-	-	-	-	15,259	-	15,259

Net loss	-	-	-	715,568	-	7,987	723,555

Balance, September 30, 2023 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (12,358,564)	$ 73,722	$ (145,135)	$ 68,664,036

	See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Non-Controlling Interests	Total
Balance, December 31, 2021	263,337,500	$ 2,633,375	$ 78,460,638	$ (10,268,776)	$ (114,160)	$ (104,416)	$ 70,606,661

Foreign currency transaction loss	-	-	-	-	(5,784)	-	(5,784)

Net loss	-	-	-	(1,018,322)	-	(12,797)	(1,031,119)

Balance, March 31, 2022 (unaudited)	263,337,500	2,633,375	78,460,638	(11,287,098)	(119,944)	(117,213)	69,569,758

Foreign currency transaction gain	-	-	-	-	76,550	-	76,550

Net loss	-	-	-	(1,514,811)	-	(16,904)	(1,531,715)

Balance, June 30, 2022 (unaudited)	263,337,500	2,633,375	78,460,638	(12,801,909)	(43,394)	(134,117)	68,114,593

Foreign currency transaction gain	-	-	-	-	56,252	-	56,252

Net loss	-	-	-	(562,332)	-	(15,307)	(577,639)

Balance, September 30, 2022 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (13,364,241)	$ 12,858	$ (149,424)	$ 67,593,206

	See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$ 1,691,994	$ (3,140,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,290	29,648
Amortization	103,966	129,620
Loss on disposal of property and equipment	647	8,020
Over provision of amortization	(63,940)	-
Account receivables	1,061,700	(65,083)
Inventories	(5,504)	105,902
Deposits	4,145	204,059
Prepaid expenses	375,772	89,931
Other receivables	(166,990)	(436,519)
Account payable	(1,810,643)	102,320
Accrued expenses	(661,155)	(33,086)
Deposits received	(495,748)	641,850
Other payable	(83,893)	(536,098)
Net cash used in operating activities	(26,359)	(2,899,909)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(27,892)	(41,561)
Purchase of intangible asset	(242,412)	(63,743)
Repayment from shareholder	354,720	442,720
Loan receivable from associate	63,010	-
Advance to related company	(277,178)	(61,274)
Net cash (used in)/provided by investing activities	(129,752)	276,142

CASH FLOWS FROM FINANCING ACTIVITIES
Loan borrowings	899,947	618,437
Repayment of bank borrowings	(264,322)	(203,363)
Net cash provided by financing activities	635,625	415,074

Effect of currency rate changes on cash	(4,838)	183,878

Net increase/(decrease) in cash and cash equivalents	474,676	(2,024,815)
Cash and cash equivalents, beginning of period	2,077,797	4,920,375

Cash and cash equivalents, end of period	$ 2,552,473	$ 2,895,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 31,912	$ 28,836
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 254,200	$ 470,774
Record lease liabilities upon adoption of ASC 842	$ 254,200	$ 470,774
See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 5, 2023.

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

As of September 30, 2023, and December 31, 2022, the Company maintained $2,536,777 and $2,058,216 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD and MOP into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,
	2023	2022
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8300	7.7890
USD : MOP exchange rate	8.0649	8.0226

	For the nine months ended September 30,
	2023	2022
Average exchange rate for the period
USD : HKD exchange rate	7.8246	7.8482
USD : MOP exchange rate	8.0593	8.0836

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of September 30, 2023 and December 31, 2022.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2023 and December 31, 2022.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $12,358,564 as of September 30, 2023. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2023 and December 31, 2022 is summarized as follows:

Schedule of Property and Equipment

	September 30, 2023	December 31, 2022
	(unaudited)

Office furniture and fixtures	$65,891	$66,433
Office equipment	168,891	148,010
Less: accumulated depreciation	(156,798)	(135,880)

Property, plant and equipment, net	$77,984	$78,563

Depreciation expense for the three months and nine months ended September 30, 2023 were $5,047 and $23,290 respectively; and for the three months and nine months ended September 30, 2022 were $5,989 and $29,648, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of September 30, 2023 and December 31, 2022 is summarized as follows:

	September 30,	December 31,
	2023	2022
Software	$2,121,170	$1,878,759
Less: accumulated amortization	(873,125)	(869,881)

Intangible assets, net	$1,248,045	$1,008,878

Amortization expense for the three months and nine months ended September 30, 2023 were $(11,309) and $40,026, respectively; and for the three months and nine months ended September 30, 2022 were $21,855 and $129,620, respectively.

NOTE 6 – GOODWILL

	September 30, 2023	December 31, 2022
Goodwill	$71,664,639	$71,664,639
Less accumulated impairment losses	-	-
Balance at end of period	$71,664,639	$71,664,639

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

Right to use assets is summarized below:

	September 30, 2023	December 31, 2022
Macao and Zhuhai	$805,253	$1,257,014
Hong Kong	98,029	98,029
Subtotal	903,282	1,355,043
Less: accumulated depreciation	(649,082)	(839,486)
Right to use assets, net	$254,200	$515,557

During the nine months ended September 30, 2023 and 2022, the Company recorded $261,357 and $342,966 as depreciation on ROU assets; and the Company recorded $23,874 and $34,494 as financial interest to current period operations.

Lease liability is summarized below:

	September 30, 2023	December 31, 2022
Macao and Zhuhai	$241,162	$464,927
Hong Kong	13,038	50,630
Total lease liability	254,200	515,557
Less: short term portion	(248,703)	(347,649)
Long term portion	$5,497	$167,908

Maturity analysis under these lease agreements are as follows:

	September 30, 2023	December 31, 2022
Period / year ended September 30, 2023 and December 31, 2022	$263,491	$542,699
Less: Present value discount	(9,291)	(27,142)
Lease liability	$254,200	$515,557

Lease expense for the three months ended September 30, 2023 was comprised of the following:

Operating lease expense	$74,912
Short-term lease expense	3,427
$78,339

Lease expense for the nine months ended September 30, 2023 was comprised of the following:

Operating lease expense	$220,487
Short-term lease expense	41,560
$262,047

Lease expense for the three months ended September 30, 2022 was comprised of the following:

Operating lease expense	$99,568
Short-term lease expense	24,389
$123,957

Lease expense for the nine months ended September 30, 2022 was comprised of the following:

Operating lease expense	$342,675
Short-term lease expense	99,251
$441,926

NOTE 8 - LOAN RECEIVABLES

In September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the joint venture, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for its business operating use. The loan amount was unsecured, with interest rate 5% per annum and has no fixed terms of repayment.

NOTE 9 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of September 30, 2023 was $522. The Macao subsidiary, Macao E-Media Development Company Limited had $113,202 merchandise inventory as of September 30, 2023.

NOTE 10 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents from consolidated statements of cash flows as follows:

	September 30, 2023	December 31, 2022
Cash at bank and in hand	$2,552,473	$2,677,775
Overdrafts	-	(599,978)
Cash and cash equivalents, net	$2,552,473	$2,077,797

NOTE 11 – BANK LOANS AND OVERDRAFTS

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”), which are the new subsidiaries during business combinations in September 2021. The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25%. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. Another bank loan borrowed by Chengmi with principle of $309,721 and expiring on May 2023, at an interest rate of 4.45% per annum. On June 13, 2022, MED borrowed another loan from Ant Bank (Macao) Limited with principle of $623,239 (equivalent to MOP5,000,000), at an interest rate of 4% per annum with no fixed term of repayment. Chengmi borrowed addition loan from Bank of China for $899,947 in 2023.

Bank loans and overdrafts are summarized below:

	September 30, 2023	December 31, 2022
Bank loans	$1,631,493	$1,009,446
Bank overdrafts	-	599,978
Total bank loans and overdrafts	1,631,493	1,609,424
Less: short term portion	(974,321)	(892,701)
Long term portion	$657,172	$716,723

NOTE 12 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2023 and December 31, 2022, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2023, Kelton Capital Group Ltd. owned 31,190,500 shares, or 11.84%, of the Company’s common stock, Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and Elate Holdings Limited owned 26,000,000 shares, or 9.87%, of the Company’s common stock. Other than Kelton Capital Group Ltd, Jiang Haitao and Elate Holdings Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 13 – PROFIT/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted profit/(loss) per common share for the nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Numerator-basic and diluted
Net profit/(loss)	$723,555	$(577,639)	$1,691,994	$(3,140,473)
Denominator
Weighted average number of common shares outstanding-basic and diluted	263,337,500	263,337,500	263,337,500	263,337,500

Profit/(loss) per common share - basic and diluted	$0.003	$(0.002)	$0.006	$(0.012)

NOTE 14 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Property, plant and equipment, net	$1,756	$2,586
Other receivables and prepaid	9,261	9,238
Inventory	119,003	1,069,173
Cash and cash equivalents	113,696	187,178
Total assets	243,716	1,268,175

Other payable to shareholder	(4,299,380)	(4,399,049)
Customer deposit	(349,877)	(994,351)
Total liabilities	(4,649,257)	(5,393,400)

Net liabilities	$(4,405,541)	$(4,125,225)

Statement of Operations:	Nine months ended September 30, 2023
(unaudited)
Revenue	$19,238
Less: Cost of sales	(-)
19,238
Operating expense	(159,089)
Depreciation	(817)
Net loss from operations	(140,668)

Other income (expense):
Interest (expense) income, net	(161,461)
Net loss	$(302,129)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of September 30, 2023, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Sales

For the three months ended September 30, 2023, the Company generated sales of $9,748,253 compared to $11,249,720 for the same period of 2022. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the three months ended September 30, 2023, the Company generated cost of good sold for $5,124,456 compared to $7,637,524 for the same period of 2022. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the three months ended September 30, 2023 and 2022, the Company’s selling, general and administrative expenses were $3,818,985 compared to $4,152,071 for the same period of the previous year.  The decrease is primarily the result of mature operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the three months ended September 30, 2023, the Company had $13,670 of interest expense relating to bank loan interest payable, as compared to $9,730 of interest expense for the same period last year.

Net Profit/(Loss)

For the three months ended September 30, 2023, the Company had a net profit of $723,555, or $0.003 per share, as compared to a net loss of $577,639, or $(0.002) per share, for the same period of 2022.

For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Sales

For the nine months ended September 30, 2023, the Company generated sales of $28,639,189 compared to $33,070,741 for the same period of 2022. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the nine months ended September 30, 2023, the Company generated cost of goods sold for $15,813,835 compared to $23,873,771 for the same period of 2022. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the nine months ended September 30, 2023 and 2022, the Company’s selling, general and administrative expenses were $11,029,391 compared to $12,149,149 for the same period of the previous year.  The decrease is primarily the result of mature operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the nine months ended September 30, 2023, the Company had $31,912 of interest expense relating to bank loan interest payable, as compared to $28,836 of interest expense for the same period last year.

Net Profit/(Loss)

For the nine months ended Septembere 30, 2023, the Company had a net profit of $1,691,994, or $0.006 per share, as compared to a net loss of $3,140,473, or $(0.012) per share, for the same period of 2022.

Liquidity and Capital Resources

As of September 30, 2023, the Company had cash and cash equivalents of $2,552,473 and a working capital deficit of $4,266,873. For the nine months ended September 30, 2023, the Company used net cash of $26,359 from its operating activities primarily from our net profit of $1,691,994, adjusted net with depreciation and amortization of $63,316, a loss of disposal of equipment of $647, a decrease in account receivables of $1,061,700, an increase in inventories of $5,504, a decrease in prepaid expenses of $375,772, a decrease in deposits of $4,145, an increase in other receivables of $166,990, a decrease in accrued expense of $661,155, a decrease in deposit received of $495,748, a decrease in other payables of $83,893, a decrease in account payable of $1,810,643. By comparison, net cash used in operating activities was $2,899,909 for the same period of 2022.

During the nine months ended September 30, 2023, the Company used net cash of $129,752 from its investing activities which comprised with purchase of equipment of $27,892, purchase of intangible asset of $242,412, advance to related company of $277,178, repayment from shareholder of $354,720 and loan receivable from associate company of $63,010. By comparison, net cash provided by investing activities was $276,142 for the same period of 2022.

During the nine months ended September 30, 2023, the Company’s financing activities provided net cash of $635,625, which was comprised of repayment of bank loans of $264,322 and addition borrowing from bank of $899,947. By comparison, net cash provided by financing activities was $415,074 for the same period of 2022.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

November 20, 2023