Form 10-K
period 2023-12-31
SCIENTIFIC ENERGY, INC
filed 2024-04-16
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2023

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for The Transition Period From __________To ____________

Commission file number: 000-50559

SCIENTIFIC ENERGY, INC

(Name of registrant as specified in Its Charter)

Utah	87-0680657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Alameda Dr., Carlos D’Assumpcao, Tong Nam Ah Commercial Centre, 21th Floor, Room M, Macau (Address of principal executive offices including zip code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) iof the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes ☐     No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     Yes ☐     No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants executive officers during the relevant recovery period pursuant to 240.10D-1(b).     Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $3.2 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 263,337,500 shares of the registrant’s common stock were outstanding as of April 16, 2024.

PART I

Item 1.  BUSINESS

Background

Scientific Energy, Inc. (together with its subsidiaries, the “Company,” “we,” “us” or “our”) was incorporated under the laws of the State of Utah on May 30, 2001. From 2001 to 2021, the Company had endeavored a number of business activities, from developing and manufacturing various energy generation devices and energy efficient mechanisms to engaging in a business of e-commerce platform, but weren’t successful.

On April 13, 2006, Todd Crosland, Jana Meyer, Mark Clawson and Dale Gledhill (collectively the “Sellers”) entered into a Share Purchase Agreement with Kelton Capital Group Limited (the “Buyer”), each of the Sellers was a director of the Company. Pursuant to the Share Purchase Agreement, the Buyer acquired from the Sellers an aggregate of 7,905,000 shares of the Company’s issued and outstanding common stock, representing approximately 86.3% of the Company’s outstanding shares at that time, for the aggregate cash purchase price of approximately $539,929. As a result of the transaction, a change of control of the Company occurred.

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

Based on its gross merchandise volume and market share, MED is a leading food and grocery ordering and delivery service company in Macau. MED was founded in Macau in 2011, and in 2015, once was Meituan Dianping’s exclusive business partner in Macau. Meituan Dianping is the biggest platform in China that offers diversified daily needs services, including food delivery, hotel and travel booking and other goods and services. In June 2016, MED launched its own e-commerce platform. Since then, MED has grown and become the biggest food and grocery ordering and delivery service provider in Macau, with approximately 70% of the market share.

New Subsidiaries

On January 2023, the Company acquired 90% shares of Fresh Life Technology Company Limited (“Fresh Life”) through its subsidiary, Zhuhai Migua Technology Company Limited. The main business of Fresh Life is provision of logistic services in Macau.

On October 9, 2023, the Company acquired 70% shares of Citysearch Technology (HK) Company Limited (“Citysearch”) in Hong Kong.  The main business of Citysearch is provision of group dining service platform, which mainly solves the lunch and dinner group dining needs for corporate employees in Hong Kong. As a startup, for the period ended December 31, 2023, Citysearch had a revenue of approximately $27,450, and net loss of approximately $969,632.

On December 22, 2023, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc., which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite production and sales, including establishing a production line for graphite refined powder products in Madagascar. Consequently, the Company first needs to ensure the long-term, sufficient and stable supply of graphite ore, which is the most important raw material for the Company’s graphite production line. On January 18, 2024, the Company entered into a Base Agreement for Purchase of Graphite Ore with Madagascar Graphite Limited (the “Supplier”) to ensure the long-term, sufficient and stable supply of graphite ore, which is the most important raw material for the Company’s graphite production line. The Supplier owns approximately 280-square-kilometer graphite mining area in the Tamatave region of Madagascar, with hundreds of millions of tons of the estimated graphite ore reserves and a history of graphite mining for more than a hundred years. On March 22, 2024, this agreement was amended and restated. Under the amended and restated agreement, the Company will not make advance payments to Supplier for the purchase of graphite ore; instead, payments will be made after manufacturing graphite products using the ore as raw material. The agreement term is one year, ending on March 30, 2025. During the term, Supplier agrees to sell and deliver to the Company, and the Company agrees to purchase and accept from Supplier sufficient amount of graphite ore so that the Company can produce up to 100,000 tons of graphite refined powder products with a carbon content of more than 95%. Parties agree to decide whether to renew or reach a new agreement 30 days before the expiration of this agreement.

Due to the uncontrollable variations among different grades of graphite ore, such as volume, weight, carbon content, as well as inaccuracies in testing, to protect each party’s interest and simplify the process of pricing, parties agree that the price for the graphite ore used for the production of refined graphite powder shall be calculated on an output based formula as follows: (i) for each metric ton of refined graphite powder output, the Company shall pay Supplier a fixed price of $200, regardless of how many metric tons of graphite ore used as input; and (ii) This fixed price shall cover all mining and transporting the graphite ore to the warehousing facility at the Company’s production line in Tamatave, Madagascar by Supplier.

Parties agree that purchase price shall be paid to Supplier by the Company’s issuance of its common stock shares, at a price of $0.50 per share. The Company’s share payment shall be made quarterly in accordance with the quantity of the refined graphite powder produced for the quarter. Parties agree the Company’s shares shall be issued to Supplier within 90 days of each quarterly settlement.

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

Our Business

Currently we conduct our businesses primarily through our 98.75% owned subsidiary, Macao E-Media Development Company Limited, a Macau Company (“MED”), and 50% owned company, Gold Gold Gold Limited (“3G”), a Hong Kong company.

In the following sections, we will primarily discuss the business of MED, as 3G is a joint venture and its financial position and results of operations are not consolidated with our consolidated financial statements. The financial position and results of operations of 3G are summarized in the notes to our consolidated financial statements.

We are a leading mobile platform of ordering and delivery services for restaurants or other merchants in Macau. We operate in Macau. Our businesses are built on our platform, Aomi App (the “Platform”). The Platform connects restaurants/ merchants (collectively referred to as “merchants”) with consumers and delivery riders. The Platform is created to serve the needs of these three key areas and to become more intelligent and efficient with every customer order. As we grow, we enjoy the benefits of scale and enjoy our competitive advantages, and at the same time we deliver substantial benefits to everyone we serve. In 2023, our Platform generated over 9,182,000 transactions, totaling $1,061,530,000 MOP (approximately $133,000,000) in Gross Merchandise Volume.

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

Merchants have the option to either engage the Company to provide the delivery service or deliver by themselves. By providing delivery services, the Company is able to significantly increase the number of merchants it can offer to customers while enhancing the transparency, consistency and reliability of the customer experience. Delivery services benefit the merchants by allowing them to focus on making great food or providing good merchandise while the Company handles the complexity of operating the delivery networks. Presently the Company is by far the largest citywide on-demand food and merchandise delivery network in Macau. The Company’s delivery arrangements with merchants are structured under two models: Instant Delivery and Scheduled Delivery. As of December 31, 2023, the Company had 600 delivery drivers.

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

We provide our customer with a wide variety of payment methods. Customers may use credit card, debit card, or a third-party payment method to pay for their goods and services when the orders are placed. For Macau customers, we accept debit card and credit card of major Macau banks. International customers can use credit card issued by Visa, Mastercard, or China UnionPay. We also offer third-party payment methods such as WeChat, Alipay and Mpay.  For these transactions, we collect the total amount of the customer’s order net of payment processing fees from the payment processor and remits the net proceeds to the merchants less commission and other fees. We generally accumulate funds and remit the net proceeds to the merchant partners at least on a monthly basis.

A significant portion of the Company’s revenues are the commissions earned from merchant partners for consumer orders generated on our Platform.

Additional Services

The Platform of the Company originally serviced only food ordering and delivery, later, built on the Platform’s user base, the Company expands its services to other areas, and continues to drive customer growth and enhance customer value.

(1) Flash Sales Service, which is, the Company utilizes its existing takeout platform, suddenly offering huge discounts, in a specific period of time, to clear a small amount of inventory for merchants. The discounted prices are available to exclusive members for a limited time. Each special sale only lasts for 1- 2 days. First come, first served, while supplies last.

(2) In-Store Service means that after users obtain store information and discounts through the Company’s online platform, they come to offline stores for dining, entertainment, accommodation, etc., from which the platform collects commissions and marketing fees. In addition to in-store dining that complements takeout, In-Store Service also includes various leisure and entertainment, as well as medical beauty, parent-child, education, home decoration, etc.

For the year ended December 31, 2023, approximately 86% of the Company's revenue derived from food ordering and delivery business, about 5% from flash sale service, and approximately 5% from in-store service.

Since 2022, with the changes in the macroeconomic environment, market, and competition, our business strategy was adjusted to maintain a stable market share, reduce costs and increase efficiency, and ensure the Company’s profitability. As a result, in 2022, we reduced or suspended our investment in certain exploratory business activities, such as online supermarket, live broadcasting business, and focus on our main business and the business initiatives with good profitability.

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

With more than 5,500 merchants currently on our Platform, we believe that we can provide merchants with the following key benefits:

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

Customer Benefits

With 780,000 active registered Platform customers as of December 31, 2023, we believe that we provide customers with the following key benefits:

Discovery. We aggregate menus/merchandise catalogs and enable ordering from more than 5,500 merchants in Macau as of December 31, 2023, in most cases we provide customers with more choices than the menu drawer and allowing them to discover hidden gems from merchants on our Platform.

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

For the year ended December 31, 2023, approximately 86% of the Company's revenue derived from food ordering and delivery business, about 5% from flash sale service, and approximately 5% from in-store service.

Our costs of revenue primarily consist of (i) food/merchandise delivery rider costs, (ii) payment processing costs, (iii) employee benefits, expenses for customer service and other personnel, (iv) depreciation of property, plant and equipment, and (v) Cloud server operation and maintenance costs.

A significant portion of costs of our revenues is attributable to delivery driver costs, which accounted for approximately 20% - 25% of our revenues.

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

As of December 31, 2023, we had approximately 780,000 active registered Platform customers and served over 5,500 partnered merchants. For the years ended December 31, 2023 and 2022, none of these active Platform customers or merchants accounted for 10% or more of our net revenues.

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

(2) More consumers. Presently there are over 780,000 consumers on our Platform. We plan to continue to increase our consumer reach by more consumer engagement. At present, consumers use our Platform for a small fraction of their monthly meals or purchases. We strive to increase the frequency with which consumers use our Platform by being the most delicious, affordable, and convenient way to eat or make purchase. We plan to do this by increasing the breadth of restaurant/merchant selection, expanding availability of meals at all times of the day. In addition, our goal is to satisfy consumers, thereby promoting their use of our Platform and making it easier for us to gain new consumers. We continue to make investments aimed at improving the consumer experience.

We intend to continue to grow the number of customers and orders placed on our Platform primarily through word-of-mouth referrals and marketing that encourages adoption of our ordering Platform and increased order frequency.

(3) Better Delivery Driver experience. We invest in improving delivery driver experience and satisfaction.

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

We have devoted to identify and protect a substantial portion of our strategic intellectual property in logistics, selection optimization, and other technologies relevant to its business. As of December 31, 2023, we had 6 patents registered. In addition, we owned 96 registered trademarks and 79 software copyrights.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may be infringed in the future or may be invalidated, circumvented, or challenged.

Employees

We believe that our future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel. As of December 31, 2023, we had approximately 478 full time employees and 369 part time employees. Of 478 full time employees, 231 were delivery drivers. All of our part-time employees are delivery riders. None of our employees are covered by collective bargaining agreements.  We have not experienced any work stoppages, and we believe that our relationship with our employees is good.

Item 1A.   RISK FACTORS

As a smaller reporting company, we are not required to provide the information called for in this Item.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY

None.

Item 2.   DESCRIPTION OF PROPERTY

We do not own any properties. We entered into lease agreements for our offices located in Macau, Hong Kong, and Zhuhai, Guangdong, China, totaling approximately 27,444 square feet.

We believe these facilities are in good condition and sufficient for our current needs but may need to seek additional or expanded facilities if our business continues to grow, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

Item 3.   LEGAL PROCEEDINGS

From time-to-time, we are involved in legal proceedings relating to claims arising out of our operations in the normal course of business. It is our policy to record accruals for legal contingencies to the extent that we have concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and to expense costs associated with loss contingencies, including any related legal fees, as they are incurred. As of December 31, 2023, and through the filing date of this Form 10-K, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to our interests, we believe would be material to our business.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink marketplace under symbol "SCGY", and has been traded very thinly and infrequently.

Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders of Our Common Stock

As of December 31, 2023, we had approximately 254 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Securities Transfer Corporation, 2901 Dallas Parkway, Suite 380, Plano TX 75093 to act as transfer agent for the common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2023.

Item 6.  RESERVED

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2023 and 2022. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Business Overview

Currently we conduct our businesses primarily through our 98.75% owned subsidiary, Macao E-Media Development Company Limited, a Macau Company (“MED”), and 50% owned company, Gold Gold Gold Limited (“3G”), a Hong Kong company.

In this MD&A section, we will primarily discuss the business of MED, as 3G is a joint venture and its financial position and results of operations are not consolidated with our consolidated financial statements. The financial position and results of operations of 3G are summarized in the Notes to our consolidated financial statements.

As a leading mobile platform of ordering and delivery services for restaurants or other merchants, we operate in Macau, and our businesses are built on our platform, Aomi App (the “Platform”). The Platform connects restaurants/merchants (collectively referred to as “Merchants”) with consumers and delivery riders. The Platform is created to serve the needs of these three key constituencies and to become more intelligent and efficient with every customer order. As we grow, we enjoy the benefits of scale and enjoy our competitive advantages, and at the same time we deliver substantial benefits to everyone we serve. For the year ended December 31, 2023, our Platform generated over 11,779,000 transactions, totaling $1,285,186,000 MOP (approximately $160,248,000) in Gross Merchandise Volume.

In 2023, with the changes in the macroeconomic environment, market, and competition, our business strategy was adjusted to maintain a stable market share, reduce costs and increase efficiency, and ensure the Company's profitability. During the year, we reduced or suspended our investment in certain exploratory business activities, such as online supermarket, live broadcasting business, and focus on our main business and the business initiatives with good profitability. At the same time, we carried out various measures to reduce distribution costs and platform operating costs, and lay off some employees to reduce labor costs.

New Subsidiaries

On January 2023, the Company acquired 90% shares of Fresh Life Technology Company Limited (“Fresh Life”) through its subsidiary, Zhuhai Migua Technology Company Limited. The main business of Fresh Life is provision of logistic services in Macau.

On October 9, 2023, the Company acquired 70% shares of Citysearch Technology (HK) Company Limited (“Citysearch”) in Hong Kong.  The main business of Citysearch is provision of group dining service platform, which mainly solves the lunch and dinner group dining needs for corporate employees in Hong Kong. As a startup, for the period ended December 31, 2023, Citysearch had a revenue of approximately $27,450, and net loss of approximately $969,632.

On December 22, 2023, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc., which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite production and sales, including establishing a production line for graphite refined powder products in Madagascar.

Consequently, the Company first needs to ensure the long-term, sufficient and stable supply of graphite ore, which is the most important raw material for the Company’s graphite production line. On January 18, 2024, the Company entered into a Base Agreement for Purchase of Graphite Ore with Madagascar Graphite Limited (the “Supplier”) to ensure the long-term, sufficient and stable supply of graphite ore, which is the most important raw material for the Company’s graphite production line. The Supplier owns approximately 280-square-kilometer graphite mining area in the Tamatave region of Madagascar, with hundreds of millions of tons of the estimated graphite ore reserves and a history of graphite mining for more than a hundred years. On March 22, 2024, this agreement was amended and restated. Under the amended and restated agreement, the Company will not make advance payments to Supplier for the purchase of graphite ore; instead, payments will be made after manufacturing graphite products using the ore as raw material. The agreement term is one year, ending on March 30, 2025. During the term, Supplier agrees to sell and deliver to the Company, and the Company agrees to purchase and accept from Supplier sufficient amount of graphite ore so that the Company can produce up to 100,000 tons of graphite refined powder products with a carbon content of more than 95%. Parties agree to decide whether to renew or reach a new agreement 30 days before the expiration of this agreement.

Due to the uncontrollable variations among different grades of graphite ore, such as volume, weight, carbon content, as well as inaccuracies in testing, to protect each party’s interest and simplify the process of pricing, parties agree that the price for the graphite ore used for the production of refined graphite powder shall be calculated on an output based formula as follows: (i) for each metric ton of refined graphite powder output, the Company shall pay Supplier a fixed price of $200, regardless of how many metric tons of graphite ore used as input; and (ii) This fixed price shall cover all mining and transporting the graphite ore to the warehousing facility at the Company’s production line in Tamatave, Madagascar by Supplier.

Parties agree that purchase price shall be paid to Supplier by the Company’s issuance of its common stock shares, at a price of $0.50 per share. The Company’s share payment shall be made quarterly in accordance with the quantity of the refined graphite powder produced for the quarter. Parties agree the Company’s shares shall be issued to Supplier within 90 days of each quarterly settlement.

2023 Highlights

Our operating results for the year ended December 31, 2023 included the following:

●	Total revenue decreased by $5.2 million to $38.9 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

●	Total gross profit increased by $4.7 million to $17.9 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Results of Operations

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

The following table shows operating results for the years ended December 31, 2023 and 2022.

Years Ended
	December 31,
	2023	2022	$ Change	% Change
Revenues	$38,958,211	$44,111,814	(5,153,603)	(12)%
Cost of revenue	21,097,763	30,901,653	(9,803,890)	(32)%
Gross Profit	17,860,448	13,210,161	4,650,287	35%

Operating expense	15,966,837	17,053,486	(1,085,649)	(6)%
Operating profit/(loss)	1,893,611	(3,843,325)	5,736,158	n/a

Other income/(expense)	(56,510)	20,824	(77,334)	n/a
Net profit/(loss) before provision for income taxes	$1,837,101	$(3,822,501)	5,658,824	n/a

Sales

For the year ended December 31, 2023, the Company generated sales for $38,958,211 compared to $44,111,814 for the year of 2022. The sales were entirely from the subsidiary, MED, which was acquired by the Company in September 2021.

Costs of Revenue

For the year ended December 31, 2023, the Company generated cost of revenue for $21,097,763 compared to $30,901,653 for the year of 2022. Currently the Company is attributable to delivery rider costs and purchase of inventory for the whole year.

Operating expenses

For the year ended December 31, 2023, the Company’s operating expenses were $15,966,837 compared to $17,053,486 for the year of 2022.  The decrease is primarily the result of the operational maturity of the business in Macau and Zhuhai in 2023.

Other Income (Expense)

For the year ended December 31, 2023, the Company had $56,510 of other expense, net, as compared to $20,824 of sundry income, net, for the same period last year.  The interest income in 2023 is related to loan receivable from a joint venture company. The interest expense in 2023 and 2022 are related to loan interest payable to the banks. The increase is primarily the result of new bank loan paid towards Macao and Zhuhai business operations.

Net Income (Loss)

For the year ended December 31, 2023, the Company had a net income attributable to the Company of $2,087,997, or $0.008 per share, as compared to a net loss of $3,766,129, or $(0.014) per share, for the year of 2022.

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash and cash equivalents of $3,164,464 and a working capital deficit of $5,992,049.  The Company does not generate a significant amount of cash flows from operations.

For the year ended December 31, 2023, the Company used net cash of $656,666 from its operating activities primarily from our net income of $1,828,310, net with depreciation and amortization of $111,504,  a disposal of equipment of $19,757, an increase in account receivables of $276,618, an decrease in inventories of $40,651, an increase in prepaid expenses of $9,167, a decrease in deposits of $207,324, an increase in other receivables of $437,126, an decrease in accrued expense of $83,611, an increase in deposit received of $225,203, a decrease in other payables of $555,320, a decrease in account payable of $1,727,573. By comparison, net cash used in operating activities was $3,393,848 in 2022.

During the year ended December 31, 2023, the Company provided net cash of $460,064 from its investing activities which comprised with purchase of equipment of $177,844, purchase of intangible asset of $503,668, loan receivable from joint venture of $49,028, repayment from related companies of $937,687, repayment from non-controlling interest of $556,875 and net cash outflow from acquisition of subsidiaries of $402,014. By comparison, net cash provided by investing activities was $303,242 in 2022.

During the year ended December 31, 2023, the Company’s financing activities provided net cash of $1,255,233, which was comprised of repayment of bank loans of $288,187 and loan borrowing from bank of $1,543,420. By comparison, net cash provided by financing activities was $24,174 in 2022.

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

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”). The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25% per annum. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. On June 13, 2022, MED borrowed another loan from Ant Bank (Macao) Limited with principle of $623,239 (equivalent to MOP5,000,000), at an interest rate of 4% per annum with no fixed term of repayment. In May and June 2023, Chengmi borrowed the loans with principle of $362,505 and $414,731, repaid within a year and at an interest rate of 4.5% per annum. In June 2023, Chengmi borrowed the loans with principle of $85,518 and $59,052, repaid within a year and at an interest rate of 4.4% per annum.

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

Contractual Obligations

The Company leases approximately 250 square feet of space in Jersey City, New Jersey under a month-by-month basis at rent of $650 per month.  In addition, the Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2024 with monthly payments of approximately $4,404 per month. Besides, the acquisition of Macau and Zhuhai subsidiaries, it results on addition lease for office and warehouse approximately 39,800 square feet in Macau and Zhuhai, expiring within year 2023 and 2024 with monthly payment of approximately $28,351 per month. In 2023, MED’s subsidiary, Citysearch Technology (HK) Company Limited, entered into a two-year lease for a cafe shop space of approximately 708 square feet in Hong Kong, expiring August 2025 with monthly payment of approximately $5,005 per month.

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

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCIENTIFIC ENERGY, INC.
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(Stated in US Dollars)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID# 2769)	17

Consolidated Balance Sheets at December 31, 2023 and 2022	19

Consolidated Statements of Operations and Comprehensive Losses for years ended December 31, 2023 and 2022	21

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2023 and 2022	22

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	23

Notes to Consolidated Financial Statements	24

中正達會計師事務所

Centurion ZD CPA & Co.

Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388  Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scientific Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive losses, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388  Fax 傳真: (852) 2122 9078

Critical Audit Matter Description

As at December 31, 2023, the Company had goodwill of approximately $72.7 million relating to the acquisition of Macao E-Media Development Company Limited and its subsidiaries. Management performs the annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Management’s valuation method is an income approach using a discounted cash flow model. The discounted cash flow model requires projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions over a multi-year period, and a discount rate based upon a weighted-average cost of capital.

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included but were not limited to:

•Testing management’s process for developing the fair value.

•Evaluating the appropriateness of the discounted cash flow model, testing the completeness and accuracy of underlying data used in the discounted cash flow model, and evaluating the reasonableness of significant assumptions used by management related to projections of revenue and projections of gross margin.

•Evaluating management’s assumptions related to projections of revenue and projections of gross margin involved evaluating whether the assumptions used by management were reasonable considering

(i)the current and past performance of the Catering Business reporting unit and

(ii)the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model

/s/ Centurion ZD CPA & Co

Centurion ZD CPA & Co.

Hong Kong

April 16, 2024

We have served as the Company’s auditor since 2014.

PCAOB ID # 2769

SCIENTIFIC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,164,464	$2,677,775
Loan receivables	958,534	1,007,562
Account receivables	1,338,318	1,061,700
Other receivables	593,415	156,289
Amount due from related companies	491,256	1,448,971
Amount due from joint venture	24,679	24,679
Amount due from non-controlling interest	-	440,588
Inventories	67,569	108,220
Prepaid expense	645,667	636,500
Total current assets	7,283,902	7,562,284

Non-current assets:
Property, plant and equipment, net	192,336	78,563
Intangible assets	1,423,234	1,008,878
Goodwill	72,667,589	71,664,639
Operating lease right to use assets	236,478	515,557
Deposits	145,532	352,855
Total non-current assets	74,665,169	73,620,492

Total assets	$81,949,071	$81,182,776

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payables	$5,077,329	$6,804,902
Accrued expenses	2,699,239	2,782,849
Amount due to related company	-	20,028
Deposits received	1,762,678	1,537,475
Other payables	1,308,957	981,592
Bank loans	2,239,534	292,723
Operating lease liabilities	188,214	347,649
Bank overdrafts	-	599,978
Total current liabilities	13,275,951	13,367,196

Non-current liabilities:
Bank loans	$18,647	$716,723
Operating lease liability	48,264	167,908
Total non-current liabilities	66,911	884,631

Total liabilities	$13,342,862	$14,251,827

Commitments and contingencies (Note 19)	-	-

Stockholders’ deficit:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-

Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(11,946,908)	(14,034,905)
Accumulated other comprehensive income	40,217	32,629
Total stockholders’ surplus	69,187,322	67,091,737

Non-controlling interests	(581,113)	(160,788)

Total liabilities and stockholders’ surplus	$81,949,071	$81,182,776

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
REVENUE	$38,958,211	$44,111,814
COST OF REVENUE	(21,097,763)	(30,901,653)
GROSS PROFIT	17,860,448	13,210,161

OPERATING EXPENSES:
Selling, general and administrative expenses	15,861,685	16,868,384
Depreciation and amortization	105,152	185,102
Total operating expenses	15,966,837	17,053,486

NET INCOME (LOSS) FROM OPERATIONS	1,893,611	(3,843,325)

Other income (expense):
Sundry (expense) income, net	47,123	64,109
Interest (expense) income, net	(103,633)	(43,285)

Net income (loss) before provision for income taxes	1,837,101	(3,822,501)

Income taxes	(8,791)	-

NET INCOME (LOSS)	$1,828,310	$(3,822,501)

Net income (loss) attributable to non-controlling interests	259,687	56,372

Net income attributable to Scientific Energy, Inc.	$2,087,997	$(3,766,129)

OTHER COMPREHENIVE LOSS:
Net income (loss)	$1,828,310	$(3,822,501)
Foreign translation gain (loss)	7,588	146,789

Total comprehensive income (loss)	$1,835,898	$(3,675,712)

Foreign translation gain (loss) attributable to non-controlling interest	4,826	-
Comprehensive income attributable to Scientific Energy, Inc.	$2,092,823	$(3,675,712)

Net income (loss) per common share, basic and diluted	$0.008	$(0.014)

Weighted average common shares outstanding, basic and diluted	263,337,500	263,337,500

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income (loss)	Interests	Total
Balance, December 31, 2021	263,337,500	2,633,375	78,460,638	(10,268,776)	(114,160)	(104,416)	70,606,661

Foreign currency transaction income	-	-	-	-	146,798	-	146,789

Net loss	-	-	-	(3,766,129)	-	(56,372)	(3,822,501)

Balance, December 31, 2022	263,337,500	$2,633,375	$78,460,638	$(14,034,905)	$32,629	$(160,788)	$66,930,949

Foreign currency transaction income	-	-	-	-	7,588	4,826	12,414

Acquisition of subsidiary	-	-	-	-	-	(165,464)	(165,464)

Net income	-	-	-	2,087,997	-	(259,687)	1,828,310

Balance, December 31, 2023	263,337,500	$2,633,375	$78,460,638	$(11,946,908)	$40,217	$(581,113)	$68,606,209
See the accompanying notes to the consolidated financial statement

SCIENTIFIC ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,828,310	$(3,822,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,108	38,818
Amortization	69,396	146,284
Loss on disposal of property and equipment	19,757	8,353
Account receivables	(276,618)	(218,783)
Inventories	40,651	147,067
Deposits	207,324	173,117
Prepaid expenses	(9,167)	(267,133)
Other receivables	(437,126)	(89,902)
Accrued expenses	(83,611)	(79,457)
Deposits received	225,203	201,219
Other payable	(555,320)	(235,835)
Accounts payable	(1,727,573)	604,905
Net cash used in operating activities	(656,666)	(3,393,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from (advances to) related companies	937,687	(71,739)
Repayment from non-controlling interest	556,875	501,679
Loan receivable to joint venture	49,028	(9,640)
Net cash outflow from acquisition of subsidiaries	(402,014)	-
Purchase of intangible assets	(503,668)	(65,541)
Purchase of equipment	(177,844)	(51,517)
Net cash provided by investing activities	460,064	303,242

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank borrowings	(288,187)	(599,065)
Loan borrowings	1,543,420	623,239
Net cash provided by financing activities	1,255,233	24,174

Effect of currency rate changes on cash	28,036	223,854

Net increase (decrease) in cash and cash equivalents	1,086,667	(2,842,578)
Cash and cash equivalents, beginning of period	2,077,797	4,920,375

Cash and cash equivalents, end of period	$3,164,464	$2,077,797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$103,633	$43,285
Income taxes paid	$8,792	$-

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$236,478	$515,557
Record lease liabilities upon adoption of ASC 842	$236,478	$515,557

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Scientific Energy, Inc., (the “Company”) was incorporated under the laws of the State of Utah on May 30, 2001.  Prior to August 2011, the Company was principally devoted to the buying and selling of various types and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite.   In August 2011, the Company decided to engage in a business of e-commerce platform. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

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

On December 22, 2023, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc., which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite production and sales, including establishing a production line for graphite refined powder products in Madagascar.

On January 2023, the Company acquired 90% shares of Fresh Life Technology Company Limited (“Fresh Life”) through its subsidiary, Zhuhai Migua Technology Company Limited. The main business of Fresh Life is provision of logistic services in Macau.

On October 9, 2023, the Company acquired 70% shares of Citysearch Technology (HK) Company Limited (“Citysearch”) in Hong Kong.  The main business of Citysearch is provision of group dining service platform, which mainly solves the lunch and dinner group dining needs for corporate employees in Hong Kong. As a startup, for the period ended December 31, 2023, Citysearch had a revenue of approximately $27,450, and net loss of approximately $969,632.

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

The accompanying consolidated financial statements present the financial position and the results of operations of the Company and its 100% owned subsidiaries, Sinoforte Limited. Qwestro Limited, in turn, is the 100% owned subsidiary and consolidates with Sinoforte Limited. The Company has 100% owned subsidiary, Graphite Energy, Inc., established in USA.

The Company has 98.75% owned subsidiary, MED. Zhuhai Chengmi Technology Limited, Guangzhou Chengmi Technology Company Limited, in turn, are the 100% owned subsidiaries with MED. Squirrel Logistic Company Limited and Green Supply Chain Management Company Limited are the 99% owned subsidiaries with MED. Zhuhai Migua Technology Company Limited is 100% owned subsidiary by Zhuhai Chengmi Technology Limited and has a 90% owned subsidiary, Fresh Life Technology Company Limited. The Company acquired 70% shares of Citysearch. All of the above companies consolidate with MED.

Summaries of subsidiaries:

Name of subsidiary	Jurisdiction of organization
Sinoforte Limited	Hong Kong
Qwestro Limited (100% subsidiary of Sinoforte Limited)	Hong Kong
Macao E-Media Development Company Limited	Macau
Squirrel Logistic Company Limited (99% subsidiary of Macao E-Media Development Company Limited)	Macau
Green Supply Chain Management Company Limited (99% subsidiary of Macao E-Media Development Company Limited)	Macau
Guangzhou Chengmi Technology Company Limited (100% subsidiary of Macao E-Media Development Company Limited)	China
Zhuhai Chengmi Technology Limited (100% subsidiary of Macao E-Media Development Company Limited)	China
Zhuhai Migua Technology Company Limited (100% subsidiary of Zhuhai Chengmi Technology Limited)	China
Fresh Life Technology Company Limited (90% subsidiary of Zhuhai Migua Technology Company Limited)	Macau
Citysearch Technology (HK) Company Limited (70% subsidiary of Macao E-Media Development Company Limited	Hong Kong
Graphite Energy, Inc.	USA

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

Non-controlling interest

When there is a change in ownership interests that result in a loss of control of a subsidiary, the Company deconsolidates the subsidiary from the date control is lost. Any retained non-controlling investment in the former subsidiary is measured at fair value and is included in the calculation of the gain or loss upon deconsolidation of the subsidiary.

For the Company's majority-owned subsidiaries, a non-controlling interest is recognized to reflect the portion of their equity which is not attributable, directly or indirectly, to the Group. “Net income (loss)” on the consolidated income statements includes the “net loss attributable to non-controlling interests”. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company's consolidated balance sheets.

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

Segment information

ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  All sales and substantial assets of the Company are in the Greater Bay Area. The Company applies the management approach to the identification of our reportable operating segments as provided in accordance with ASC 280-10.  The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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

As of December 31, 2023, and December 31, 2022, the Company maintained $3,157,764 and $2,058,216 in foreign bank accounts not subject to FDIC coverage

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

	December 31, 2023	December 31, 2022
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8099	7.7890
USD : MOP exchange rate	8.0441	8.0226

	Year ended December 31, 2022	Year Ended December 31, 2021
Average exchange rate for the period
USD : HKD exchange rate	7.8140	7.8230
USD : MOP exchange rate	8.0484	8.0577

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years
Vehicles	4 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of December 31, 2023 and 2022.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2023 and 2022.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023 – 09 are effective for the Company on December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption to have any material effects on its financial condition, results of operation or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023–09.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $11,946,908 as of December 31, 2023. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Furniture and equipment as of December 31, 2023 and 2022 is summarized as follows:

	December 31,	December 31,
	2023	2022
Office furniture and fixtures	$41,725	$66,433
Office equipment	243,151	148,010
Vehicles	6,402	-
Less: accumulated depreciation	(98,942)	(135,880)

Property, plant and equipment, net	$192,336	$78,563

Depreciation expense for the years ended December 31, 2023 and 2022 was $42,108 and $38,818, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of December 31, 2023 and 2022 is summarized as follows:

	December 31,	December 31,
	2023	2022
Software	$2,345,637	$1,878,759
Less: accumulated amortization	(922,403)	(869,881)

Intangible assets, net	$1,423,234	$1,008,878

Amortization expense for the years ended December 31, 2023 and 2022 was $69,396 and $146,284, respectively.

As of December 31, 2023, amortization expenses related to intangible assets for future periods are estimated to be as follows:

	For the years ending December 31,
						2029 and
	2024	2025	2026	2027	2028	thereafter
	$	$	$	$	$	$
Amortization expenses	69,396	69,396	69,396	69,396	69,396	1,076,254

NOTE 6 – ACQUISITION OF SUBSIDIARIES

(a)Acquisition of Macao E-Media Development Company Limited

The Company completed the valuations for Macao E-Media Development Company Limited necessary to assess the fair values of the tangible assets acquired and liabilities assumed, resulting from which the amount of goodwill was determined and recognized as of the respective acquisition date. The following table summarizes the estimated aggregate fair values of the assets acquired and liabilities assumed as of the closing date, September 27, 2021:

Property, plant and equipment	$65,469
Intangible assets	1,166,213
Inventory	210,977
Trade receivables	707,521
Other receivables and prepayment	1,696,925
Amount due from related parties	1,301,657
Cash and cash equivalents	4,787,418
Trade payables	(6,411,304)
Other payables and accruals	(8,519,867)
Bank loan	(1,076,796)
Goodwill	71,664,639
Non-controlling interest	69,349
Total consideration paid in cash	$65,662,201
Less: Cash paid for entire equity interests	(65,204,275)
Less: Cash and cash equivalents	(4,787,418)
Net cash inflow arising from the acquisition of a subsidiary	$(4,329,492)

(b)Acquisition of Citysearch Technology (HK) Company Limited

On October 9, 2023, the Company acquired 70% shares of Citysearch Technology (HK) Company Limited (“Citysearch”) in Hong Kong with $1,149,346 consideration.  The main business of Citysearch is provision of group dining service platform, which mainly solves the lunch and dinner group dining needs for corporate employees in Hong Kong.

The Company completed the valuations necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, resulting from which the amount of goodwill was determined and recognized as of the respective acquisition date. The following table summarizes the estimated aggregate fair values of the assets acquired and liabilities assumed as of the closing date, October 9, 2023.

Property, plant and equipment	$6,911
Other receivables and prepayment	94,803
Amount due from related parties	381,086
Cash and cash equivalents	747,332
Other payables and accruals	(323,742)
Goodwill	170,069
Non-controlling interest	72,887
Total consideration paid in cash	$1,149,346
Less: Cash and cash equivalents	(747,332)
Net cash outflow arising from the acquisition of a subsidiary	$402,014

The transaction resulted in allocation of $170,069 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of Citysearch and the synergies expected from the combined operations of Citysearch and the Company, the assembled workforce and their knowledge and experience in provision of dining services. The total amount of the goodwill acquired is not deductible for tax purposes.

(c) Acquisition of Fresh Life Technology Company Limited

On January 2023, the Company acquired 90% shares of Fresh Life Technology Company Limited (“Fresh Life”) in Macau with Nil consideration.  The main business of Fresh Life is provision of logistic services in order to support MED’s business.

The Company completed the valuations necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, resulting from which the amount of goodwill was determined and recognized as of the respective acquisition date. The following table summarizes the estimated aggregate fair values of the assets acquired and liabilities assumed as of the closing date, January 1, 2023.

Amount due to related parties	$(925,423)
Goodwill	832,881
Non-controlling interest	92,542
Net cash outflow arising from the acquisition of a subsidiary	$-

The transaction resulted in allocation of $832,881 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of Fresh Life and the synergies expected from the combined operations of Fresh Life and the Company, the assembled workforce and their knowledge and experience in provision of logistic services. The total amount of the goodwill acquired is not deductible for tax purposes.

NOTE 7 – GOODWILL

	December 31, 2023	December 31, 2022
Goodwill	$71,664,639	$71,664,639
Acquisition of subsidiaries	1,002,950	-
Balance at end of period	$72,667,589	$71,664,639

Goodwill has been allocated for impairment testing purposes to the acquisition of the shares of Macao E-Media Development Company Limited including its subsidiaries Fresh Life Technology Company Limited and Citysearch Technology (HK) Company Limited by the Company.

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. As of December 31, 2023, the Company performed testing on reporting unit.

The Company first assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For those reporting units where it is determined that it is more likely than not that their fair values are less than the units’ carrying amounts, the Company will perform the first step of a two-step quantitative goodwill impairment test. After performing the assessment, if the carrying amounts of the reporting units are higher than their fair values, the Company will perform the second step of the two-step quantitative goodwill impairment test.

For the two-step goodwill impairment test, the Company estimated the fair value with income approach for specific reporting unit component. With the income approach, the Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on the best estimate of future net sales and operating expenses, based primarily on expected expansion, pricing, market share, and general economic conditions. Certain estimates of discounted cash flows involve businesses with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

Nil impairment loss of Goodwill being recorded for the year ended December 31, 2023, 2022 and 2021, respectively.

NOTE 8 – RIGHT TO USE ASSETS AND LEASE LIABILITY

The Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2024, with monthly payments of approximately $4,404 per month.

The Company entered the lease agreement for office and supermarket with MED and its subsidiaries in Macao and Zhuhai, with monthly payments of approximately $28,351 per month.

In 2023, MED’s subsidiary, Citysearch Technology (HK) Company Limited, entered into a two-year lease for a cafe shop space of approximately 708 square feet in Hong Kong, expiring August 2025 with monthly payment of approximately $5,005 per month.

At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $1,018,954.

Right to use assets is summarized below:

	December 31, 2023	December 31, 2022
Macao and Zhuhai	$805,253	$1,257,014
Hong Kong	213,701	98,029
Subtotal	1,018,954	1,355,043
Less accumulated depreciation	(782,476)	(839,486)
Right to use assets, net	$236,478	$515,557

During the year ended December 31, 2023 and 2022, the Company recorded $346,309 and $433,876 as depreciation on ROU assets; and the Company recorded $28,962 and $46,643 as financial interest to current period operations.

Lease liability is summarized below:

	December 31, 2023	December 31, 2021
Macao and Zhuhai	$134,375	$464,927
Hong Kong	102,103	50,630
Total lease liability	236,478	515,557
Less: short term portion	(188,214)	(347,649)
Long term portion	$48,264	$167,908

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2023 and 2022	$248,389	$542,699
Less: Present value discount	(11,911)	(27,142)
Lease liability	$236,478	$515,557

Lease expense for the year ended December 31, 2023 was comprised of the following:

Operating lease expense	$304,311
Short-term lease expense	72,929
$377,240

Lease expense for the year ended December 31, 2022 was comprised of the following:

Operating lease expense	$414,648
Short-term lease expense	142,517
$557,165

NOTE 9 - LOAN RECEIVABLES

On September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the company, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for the business operating use. The loan amount was unsecured, with interest rate 5% p.a. and no fixed term of repayment.

NOTE 10 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of December 31, 2023 was $522. The Company’s subsidiary, MED was trading as mobile platform of ordering and delivery services for restaurants and had approximately $62,628 merchandise inventory. In October 2023, the Company’s subsidiary, Citysearch Technology (HK) Limited (“Citysearch”) established a new cafe restaurant in Hong Kong and had approximately $4,419 of inventory for food and beverage as of December 31, 2023.

NOTE 11 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents from consolidated statements of cash flows as follows:

	December 31, 2023	December 31, 2022
Cash at bank and in hand	$3,164,464	$2,677,775
Overdrafts	-	(599,978)
Cash and cash equivalents, net	$3,164,464	$2,077,797

NOTE 12 – BANK LOANS AND OVERDRAFTS

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”). The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25% per annum. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. On June 13, 2022, MED borrowed another loan from Ant Bank (Macao) Limited with principle of $623,239 (equivalent to MOP5,000,000), at an interest rate of 4% per annum with no fixed term of repayment. In May and June 2023, Chengmi borrowed the loans with principle of $362,505 and $414,731, repaid within a year and at an interest rate of 4.5% per annum. In June 2023, Chengmi borrowed the loans with principle of $85,518 and $59,052, repaid within a year and at an interest rate of 4.4% per annum.

Bank loans and overdrafts are summarized below:

	December 31, 2023	December 31, 2022
Bank loans	$2,258,181	$1,009,446
Bank overdrafts	-	599,978
Total bank loans and overdrafts	2,258,181	1,609,424
Less: short term portion	(2,239,534)	(892,701)
Long term portion	$18,647	$716,723

NOTE 13 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of December 30, 2023 and 2022, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2023, Kelton Capital Group Ltd. owned 31,190,500 shares, or 11.84%, of the Company’s common stock, Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and CEDE & Co owned 26,008,850 shares, or 9.88%, of the Company’s common stock. Other than Kelton Capital Group Ltd, Jiang Haitao and CEDE & Co, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 14 – INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the year ended December 31, 2023 and 2022, respectively:

Schedule of Loss Per Share

	For the Years Ended December 31,
	2023	2022
Numerator - basic and diluted
Net income (loss)	$2,087,997	$(3,766,129)
Denominator
Weighted average number of common shares outstanding —basic and diluted	263,337,500	263,337,500
Income (loss) per common share — basic and diluted	$0.008	$(0.014)

NOTE 15- INCOME TAXES

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

For the year ended December 31, 2023, the Company's realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore, there were no expected income taxes, either current or deferred, reflected in the income statement.

At December 31, 2023, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $6,400,000, expiring within 20 years, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2023 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. is incorporated in the State of Utah in the U.S., and is subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. As of December 31, 2023, future net operation losses of approximately $0.10 million are available to offset future operating income through 2040.

Hong Kong

Sinoforte Limited, Qwestro Limited and Citysearch Technology (HK) Company Limited are incorporated in Hong Kong and Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the years ended December 31, 2023, 2022.

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

At December 31, 2023 and 2022, the significant components of the deferred tax (assets) liabilities are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2023	December 31, 2022

Net operating income (loss) carryforward	$1,837,101	$(3,822,501)
Inventory obsolescence	-	-

Total deferred tax assets	1,837,101	(3,822,501)
Valuation allowance	(1,837,101)	3,822,501
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized for foreign income taxes.

Rate Reconciliation:	December 31, 2023	December 31, 2022

Book losses (worldwide) at federal statutory rate (21%)	$37,056	$54,858
Hong Kong Profit Tax rate (16.5%)	165,824	1,302
PRC Tax rate (25%)	(9,383)	(223,621)
Change in valuation allowance	(184,706)	167,461
Net expense (benefit)	$8,791	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2023 and 2022, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties at December 31, 2023 and 2022.  Tax years from 2015 through 2023 are open to examination by the taxing authorities.

NOTE 16 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year. The Company shared the operating loss from JV of $12,839.

Summarized financial information for joint venture is as follows:

Balance Sheets:	December 31, 2023	December 31, 2022
Property, plant and equipment, net	$1,488	$2,586
Other receivables and prepaid	9,213	9,238
Inventory	119,310	1,069,173
Cash and cash equivalents	49,422	187,178
Total assets	179,433	1,268,175

Accrual expense	(1,152)	-
Other payable	(4,310,453)	(4,399,049)
Customer deposits and other	(404,659)	(994,351)
Total liabilities	(4,716,264)	(5,393,400)

Net liabilities	$(4,536,831)	$(4,125,225)

Statement of Operations:	December 31,	December 31,
	2023	202
Revenue	$16,565	$5,301,008
Cost of sale	-	(5,021,470)
Gross profit	16,565	279,538
Operating expense	(226,351)	(607,255)
Net loss from operations	(209,786)	(327,717)

Other income (expense):
Interest (expense) income, net	(215,349)	(213,583)
Net loss	$(425,135)	$(541,300)

NOTE 17 – EMPLOYEE PENSION

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The PRC government is responsible for the pension liability to these retired employees. The Company is required to make monthly contributions to the state retirement plan at 20% of the base requirement for all permanent employees. Different geographic locations have different base requirements.

Regulations in the Macau require the Company to contribute to a defined contribution retirement plan for all permanent employees and casual workers. The Macau government is responsible for the pension liability to these retired employees. The Company is required to make monthly or quarterly contributions to the retirement plan for all permanent employees and casual workers.

The Company’s subsidiaries incorporated in Hong Kong participated in defined contribution Mandatory Provident Fund (the “MPF Scheme”) under the Mandatory Provident Fund Schemes Ordinance, for all of its employees in Hong Kong. The Company is required to contribute 5% of the monthly salaries for all Hong Kong based employees to the MPF Scheme (subject to a cap).

Total pension expense incurred by the Company were $326,638 and $285,268 respectively for the years ended December 31, 2023 and 2022, respectively.

NOTE 18 - RELATED PARTY BALANCES

Due from related parties

The balance due from related parties was as following:

	December 31, 2023	December 31, 2022
	$	$
Citysearch Technology (Macao) Limited (1)	1,405	1,409
Citysearch Technology (HK) Company Limited (2)	-	2,775
Fresh Life Technology Company Limited (2)	-	947,998
Gloryful Company Limited (3)	2,113	2,119
Littlemi Technology Company Limited (4)	117,282	121,107
Nanjing Chengmi Technology Company Limited (5)	151,297	153,816
Watermelon Cultural Communication Company Limited (6)	219,159	219,747
	491,256	1,448,971

Note:

(1)

Citysearch Technology (Macao) Limited is 90% controlled by Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(2)	Citysearch Technology (HK) Company Limited and Fresh Life Technology Company Limited were acquired by the Company and the balances eliminated by consolidation.
(3)	Gloryful Company Limited is 6% controlled by Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.
(4)

Littlemi Technology Company Limited is 50% controlled by Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(5)

Nanjing Chengmi Technology Company Limited is 100% controlled by Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(6)

Watermelon Cultural Communication Company Limited 51% controlled by Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Capital commitment

As of December 31, 2023, and 2022, no capital commitment was expected.

Legal Proceeding

As of December 31, 2023, the Company is not aware of any material outstanding claim and litigation against it.

NOTE 20 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of December 31, 2023, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.

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

As of the date of the Form 10-K for the fiscal year ended December 31, 2023 and up to date, the Company is not owned or controlled by governmental entities in Mainland China or Hong Kong. The Company made this determination based on (1) a review of the Company’s stockholder lists, by which the Company is not aware of any governmental entities in Mainland China or Hong Kong that are beneficial or record holders of any shares of the Company; (2) no governmental entities have made any disclosures on Schedule 13D or Schedule 13G indicating that they own any shares of the Company; (3) the Company is not a party to any material contracts with a foreign governmental entity, and (4) there is no foreign government representative on the Company’s board of directors.

Based on the above, the Company believes that the Company is not owned or controlled by any governmental entities in Mainland China or Hong Kong as of the date of filing of the Form 10-K for the fiscal year ended December 31, 2023.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	69	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K.

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

During the fiscal year ended December 31, 2023, all of our director, executive officer or beneficial owner of more than 10% of our common stock were compliance with the Section 16(a) of the Exchange Act.

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

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2023	-	-	-	-	-	-	-	-
CEO and	2022	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2023, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of April 16, 2024, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. Percentage of ownership is based on 263,337,500 shares of common stock outstanding on April 16, 2024.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class

Common	Liang Huang (2) c/o Room M, 21F, Tong Nam Ah Commercial Centre, 180 Alameda Dr. Carlos D’Assumpca, Macau	31,261,920	11.87%

Common	Jiang Haitao c/o Room M, 21F, Tong Nam Ah Commercial Centre 180 Alameda Dr. Carlos D’Assumpca, Macau	46,588,236	17.69%

Common	Elate Holdings Limited Unit 1002, 10/F, Euro Trade Centre 13-14 Connaught Road Central and 21-23 Des Voeux Road, Central, Hong Kong	26,000,000	9.87%

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Directors and Executive Officers

As of April 16, 2024, no director, nominee and executive officer of the Company owned the security of the Company.

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions During the Last Two Fiscal Years

During the year ended December 31, 2023, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Fee Category	2023	2022
Audit Fees	$144,000	$124,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$144,000	$124,000

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

3.1	Amended Articles of Incorporation dated January 25, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report Form 10-KSB filed on April 19, 2007)

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.2(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).
10.2	Stock Purchase Agreement dated as of May 10, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 10, 2021).

10.3	Base Agreement for Purchase of Graphite Ore date as of January 18, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 19, 2024).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed on April 15, 2022).

31.1	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1	Section 1350 Certifications of CEO and CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

April 16, 2024	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2024	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director