Form 10-Q
period 2024-03-31
SCIENTIFIC ENERGY, INC
filed 2024-05-20
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Room M, 21F, Tong Nam Ah Commercial Centre, 180 Alameda Dr., Carlos D’Assumpcao. Macau

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of May 24, 2024.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$ 2,983,315	$ 3,164,464
Loan receivables	1,018,570	958,534
Accounts receivable	2,149,218	1,338,318
Other receivables	733,574	593,415
Amount due from related companies	1,941,332	491,256
Amount due from joint venture	319	24,679
Inventories	88,573	67,569
Prepaid expense	1,211,556	645,667
Total current assets	10,126,457	7,283,902

Non-current assets:
Property, plant and equipment, net	213,452	192,336
Intangible assets	1,377,246	1,423,234
Goodwill	72,667,589	72,667,589
Operating lease right to use assets	196,600	236,478
Deposits	140,869	145,532
Total non-current assets	74,595,756	74,665,169

Total assets	$ 84,722,213	$ 81,949,071

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payable	$ 5,474,993	$ 5,077,329
Accrued expenses	2,994,140	2,699,239
Amount due to related company	1,653,032	-
Deposit received	1,671,317	1,762,678
Other payables	1,501,366	1,308,957
Bank loans	2,226,130	2,239,534
Operating lease liabilities	124,131	188,214
Total current liabilities	15,645,109	13,275,951

Non-current liabilities:
Bank loans	-	18,647
Operating lease liability	72,469	48,264
Total non-current liabilities	72,469	66,911

Total liabilities	15,717,578	13,342,862

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(11,530,683)	(11,946,908)
Accumulated other comprehensive income	45,447	40,217
Total stockholders' surplus	69,608,777	69,187,322

Non-controlling interests	(604,142)	(581,113)

Total liabilities and stockholders' equity	$ 84,722,213	$ 81,949,071

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2024	2023
REVENUE	$10,404,933	$9,217,753
COST OF REVENUE	(5,908,122)	(5,287,998)
GROSS PROFIT	4,496,811	3,929,755

OPERATING EXPENSES:
Selling, general and administrative expenses	4,040,173	3,233,927
Depreciation and amortization	47,299	31,468
Total operating expenses	4,087,472	3,265,395

NET PROFIT FROM OPERATIONS	409,339	664,360

Other income (expense):
Interest expense, net	(24,805)	(8,791)

Net income before provision for income taxes	384,534	655,569

Income taxes	-	-

NET INCOME	$384,534	$655,569

Net income/(loss) attributable to non-controlling interests	31,691	(6,510)

Net income attributable to Scientific Energy, Inc.	$416,225	$649,059

OTHER COMPREHENIVE (LOSS) / GAIN:
Net income (loss)	384,534	655,569
Foreign translation (loss) gain	5,230	(11,923)

Total comprehensive income	$389.764	$637,136

Foreign translation gain (loss) attributable to non-controlling interest	8,662	-

Comprehensive income attributable to Scientific Energy, Inc.	$424,887	$649,059

Net income per common share, basic and diluted	$0.001	$0.002

Weighted average common shares outstanding, basic and diluted	263,337,500	263,337,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' SURPLUS

THREE MONTHS ENDED MARCH 31, 2024

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance, December 31, 2023	263,337,500	$ 2,633,375	$ 78,460,638	$ (11,946,908)	$ 40,217	$ (581,113)	$ 68,606,209

Foreign currency transaction gain	-	-	-	-	5,230	8,662	13,892

Net profit	-	-	-	416,225	-	(31,691)	384,534

Balance, March 31, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (11,530,683)	$ 45,447	$ (604,142)	$ 69,004,635

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' SURPLUS

THREE MONTHS ENDED MARCH 31, 2023

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance, December 31, 2022	263,337,500	$ 2,633,375	$ 78,460,638	$ (14,034,905)	$ 32,629	$ (160,788)	$ 66,930,949

Foreign currency transaction gain	-	-	-	-	(11,923)	-	(11,923)

Net profit	-	-	-	649,059	-	6,510	655,569

Balance, March 31, 2023 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (13,385,846)	$ 20,706	$ (154,278)	$ 67,574,595

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2024	Three months ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 384,534	$ 655,569
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,246	9,555
Amortization	29,053	21,913
Loss on disposal of property and equipment	-	637
Account receivables	(810,900)	268,851
Inventories	(21,003)	28,278
Deposits	4,663	2,447
Prepaid expenses	(565,889)	90,166
Other receivables	(140,158)	(104,937)
Accrued expenses	294,900	(229,344)
Deposits received	(91,361)	(96,781)
Other payable	(8,266)	(42,413)
Accounts payable	397,664	(1,547,381)
Net cash used in operating activities	(508,517)	(943,440)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(41,613)	(2,207)
Repayment from related company	202,956	11,086
Repayment from shareholder	200,675	74,935
Repayment from joint venture	24,359	88,283
Loan receivable to joint venture	(60,036)	-
Net cash provided by investing activities	326,341	172,097

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank borrowings	(18,615)	(33,624)
Net cash used in financing activities	(18,615)	(33,624)

Effect of currency rate changes on cash	19,642	(17,735)

Net decrease in cash and cash equivalents	(181,149)	(253,854)
Cash and cash equivalents, beginning of period	3,164,464	2,077,797

Cash and cash equivalents, end of period	$ 2,983,315	$ 1,255,095

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 24,805	$ 8,791
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 196,600	$ 426,888
Record lease liabilities upon adoption of ASC 842	$ 196,600	$ 426,888
See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024.

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

As of March 31, 2024, and December 31, 2023, the Company maintained $2,809,330 and $3,157,764 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD and MOP into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	December 31,
	2024	2023
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8235	7.8099
USD : MOP exchange rate	8.0582	8.0441

	For the three months ended March 31,
	2024	2023
Average exchange rate for the period
USD : HKD exchange rate	7.8207	7.8388
USD : MOP exchange rate	8.0553	8.0740

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of March 31, 2024 and December 31, 2023.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2024 and December 31, 2023.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $11,530,683 as of March 31, 2024. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2024 and December 31, 2023 is summarized as follows:

Schedule of Property and Equipment

	March 31, 2024	December 31, 2023
	(unaudited)

Office furniture and fixtures	$39,117	$41,725
Office equipment	280,324	243,151
Vehicles	6,391	6,402
Less: accumulated depreciation	(112,380)	(98,942)

Property, plant and equipment, net	$213,452	$192,336

Depreciation expense for the three months ended March 31, 2024 and 2023 was $18,246 and $9,555, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of March 31, 2024 and December 31, 2023 is summarized as follows:

	March 31,	December 31,
	2024	2023
Software	$2,317,778	$2,345,637
Less: accumulated amortization	(940,532)	(922,403)

Intangible assets, net	$1,377,246	$1,423,234

Amortization expense for the three months ended March 31, 2024 and 2023 was $29,053 and $21,913, respectively.

NOTE 6 – ACQUISITION OF SUBSIDIARIES

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

(a) Acquisition of Citysearch Technology (HK) Company Limited

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

(b) Acquisition of Fresh Life Technology Company Limited

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

NOTE 7 – GOODWILL

	March 31, 2024	December 31, 2023
Goodwill	$72,667,589	$71,664,639
Acquisition of subsidiaries	-	1,002,950
Balance at end of period	$72,667,589	$72,667,589

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

Nil impairment loss of Goodwill being recorded for the three months ended March 31, 2024, and year ended December 31, 2023, respectively.

NOTE 8 – RIGHT TO USE ASSETS AND LEASE LIABILITY

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

Right to use assets is summarized below:

	March 31, 2024	December 31, 2023
Macao and Zhuhai	$374,154	$805,253
Hong Kong	213,701	213,701
Subtotal	587,855	1,018,954
Less: accumulated depreciation	(391,255)	(782,476)
Right to use assets, net	$196,600	$236,478

During the three months ended March 31, 2024 and 2023, the Company recorded $61,231 and $88,669 as depreciation on ROU assets; and the Company recorded $4,092 and $9,724 as financial interest to current period operations.

Lease liability is summarized below:

	March 31, 2024	December 31, 2023
Macao and Zhuhai	$21,517	$134,375
Hong Kong	175,083	102,103
Total lease liability	196,600	236,478
Less: short term portion	(124,131)	(188,214)
Long term portion	$72,469	$48,264

Maturity analysis under these lease agreements are as follows:

	March 31, 2024	December 31, 2023
Period / year ended March 31, 2024 and December 31, 2023	$209,319	$248,389
Less: Present value discount	(12,719)	(11,911)
Lease liability	$196,600	$236,478

Lease expense for the three months ended March 31, 2024 was comprised of the following:

Operating lease expense	$58,811
Short-term lease expense	52,574
$111,385

Lease expense for the three months ended March 31, 2023 was comprised of the following:

Operating lease expense	$75,103
Short-term lease expense	15,887
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

Bank loans are summarized below:

	March 31, 2024	December 31, 2023
Bank loans	$2,226,130	$2,258,181
Less: short term portion	(2,226,130)	(2,239,534)
Long term portion	$-	$18,647

NOTE 12 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of March 31, 2024 and December 31, 2023, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of March 31, 2024, Kelton Capital Group Ltd. owned 31,190,500 shares, or 11.84%, of the Company’s common stock, Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and CEDE & Co owned 26,008,850 shares, or 9.88%, of the Company’s common stock. Other than Kelton Capital Group Ltd, Jiang Haitao and CEDE & Co, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 13 – INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted profit/(loss) per common share for the three months ended March 31, 2024 and 2023, respectively:

	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net income	$384,534	$649,059
Denominator
Weighted average number of common shares outstanding —basic and diluted	263,337,500	263,337,500
Income per common share — basic and diluted	$0.001	$0.002

NOTE 14 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Property, plant and equipment, net	$1,213	$1,488
Other receivables and prepaid	9,413	9,213
Amount due from related company	9,126	-
Inventory	119,101	119,310
Cash and cash equivalents	17,123	49,422
Total assets	155,976	179,433

Accrual expense	(1,003)	(1,152)
Other payable to shareholder	(4,352,779)	(4,310,453)
Customer deposit	(433,781)	(404,659)
Total liabilities	(4,787,563)	(4,716,264)

Net liabilities	$(4,631,587)	$(4,536,831)

Statement of Operations:	Three months ended March 31, 2024
(unaudited)
Revenue	$-
Less: Cost of sales	-
-
Operating expense	(48,320)
Depreciation	(273)
Net loss from operations	(48,593)

Other income (expense):
Interest (expense) income, net	(54,118)
Net loss	$(102,711)

NOTE 15 - RELATED PARTY BALANCES

Due from related parties

The balance due from related parties was as following:

	March 31, 2024	December 31, 2023
	$	$
Citysearch Technology (Macao) Limited (1)	1,402	1,405
Kangaroo Technology Co., Limited (2)	1,452,033	-
Gloryful Company Limited (3)	2,110	2,113
Littlemi Technology Company Limited (4)	117,077	117,282
Nanjing Chengmi Technology Company Limited (5)	149,934	151,297
Watermelon Cultural Communication Company Limited (6)	218,776	219,159
	1,941,332	491,256

Note:

(1)

Citysearch Technology (Macao) Limited is 90% controlled by Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(2)

Kangaroo Technology Co., Limited has common director with Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of March 31, 2024, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table shows operating results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues	$10,404,933	$9,217,753	1,187,180	12.88%
Cost of revenue	5,908,122	5,287,998	620,124	11.73%
Gross Profit	4,496,811	3,929,755	567,056	14.43%

Operating expense	4,087,472	3,265,395	822,077	25.18%
Net income from operations	409,339	664,360	(255,021)	(38,39%)

Other income / (expense)	(24,805)	(8,791)	16,014	182.16%
Net income	$384,534	$655,569	(271,035)	(41.34%)

Sales

For the three months ended March 31, 2024, the Company generated sales of $10,404,933 compared to $9,217,753 for the same period of 2023. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the three months ended March 31, 2024, the Company generated cost of good sold for $5,908,122 compared to $5,287,998 for the same period of 2023. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the three months ended March 31, 2024 and 2023, the Company’s selling, general and administrative expenses were $4,087,472 compared to $3,265,395 for the same period of the previous year.  The increase is primarily the result of R&D expense and promotion expense from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the three months ended March 31, 2024, the Company had $24,805 of interest expense relating to bank loan interest payable, as compared to $8,791 of interest expense for the same period last year.

Net Income/(Loss)

For the three months ended March 31, 2024, the Company had a net income of $384,534, or $0.001 per share, as compared to a net income of $655,569, or $0.002 per share, for the same period of 2023.

Liquidity and Capital Resources

As of March 31, 2024, the Company had cash and cash equivalents of $$2,983,315 and a working capital deficit of $5,518,652. For the three months ended March 31, 2024, the Company used net cash of $508,517 from its operating activities primarily from our net profit of $384,534, adjusted net with depreciation and amortization of $47,299, an increase in account receivables of $810,900, a increase in inventories of $21,003, a increase in prepaid expenses of $565,889, a decrease in deposits of $4,663, an increase in other receivables of $140,158, an increase in accrued expense of $294,900, a decrease in deposit received of $91,361, a decrease in other payables of $8,266, an increase in account payable of $397,664. By comparison, net cash used in operating activities was $943,440 for the same period of 2023.

During the three months ended March 31, 2024, the Company provided net cash of $326,341 from its investing activities which comprised with purchase of equipment of $41,613, repayment from related company of $202,956, repayment from shareholder of $200,675, repayment from joint venture of $24,359 and loan to joint venture of $60,036. By comparison, net cash provided by investing activities was $172,097 for the same period of 2023.

During the three months ended March 31, 2024, the Company’s financing activities used net cash of $18,615, which was comprised of repayment of bank loans of $18,615. By comparison, net cash used in financing activities was $33,624 for the same period of 2023.

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

Contractual Obligations

We have an office in Hong Kong, which is leased on a term of two years ending in January 2026. The space is approximately 770 square feet, and the rent is approximately $4,404 per month. Besides, the acquisition of Macau and Zhuhai subsidiaries, it results on addition lease for office and warehouse approximately 39,800 square feet in Macau and Zhuhai, expiring within year 2023 and 2024 with monthly payment of approximately $28,351 per month. In 2023, MED’s subsidiary, Citysearch Technology (HK) Company Limited, entered into a two-year lease for a cafe shop space of approximately 708 square feet in Hong Kong, expiring August 2025 with monthly payment of approximately $5,005 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

May 20, 2024