Form 10-Q/A
period 2024-03-31
SCIENTIFIC ENERGY, INC
filed 2024-05-29
CIK 1276531

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of May 29, 2024.

EXPLANATORY NOTE

Scientific Energy, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which was originally filed with the Securities and Exchange Commission on May 20, 2024 (the “Form 10-Q”). This Amendment is being filed because of the effect for the disclosure of the disposal of subsidiary. This Amendment speaks as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred after the filing of the Form 10-Q or modify or update the disclosures made in the Form 10-Q.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$ 2,877,496	$ 3,164,464
Loan receivables	1,018,570	958,534
Accounts receivable	2,149,218	1,338,318
Other receivables	711,682	593,415
Amount due from related companies	334,244	491,256
Amount due from joint venture	319	24,679
Inventories	88,573	67,569
Prepaid expense	1,211,556	645,667
Total current assets	8,391,658	7,283,902

Non-current assets:
Property, plant and equipment, net	213,452	192,336
Intangible assets	1,377,246	1,423,234
Goodwill	72,667,589	72,667,589
Operating lease right to use assets	196,600	236,478
Deposits	140,869	145,532
Total non-current assets	74,595,756	74,665,169

Total assets	$ 82,987,414	$ 81,949,071

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payable	$ 5,474,993	$ 5,077,329
Accrued expenses	2,950,573	2,699,239
Amount due to related company
Deposit received	1,671,317	1,762,678
Other payables	1,888,629	1,308,957
Bank loans	2,226,130	2,239,534
Operating lease liabilities	124,131	188,214
Total current liabilities	14,335,773	13,275,951

Non-current liabilities:
Bank loans	-	18,647
Operating lease liability	72,469	48,264
Total non-current liabilities	72,469	66,911

Total liabilities	14,408,242	13,342,862

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(11,922,334)	(11,946,908)
Accumulated other comprehensive income	45,707	40,217
Total stockholders' surplus	69,217,386	69,187,322

Non-controlling interests	(638,214)	(581,113)

Total liabilities and stockholders' equity	$ 82,987,414	$ 81,949,071

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2024	2023

REVENUE	$ 10,404,933	$ 9,217,753
COST OF REVENUE	(5,908,122)	(5,287,998)
GROSS PROFIT	4,496,811	3,929,755

OPERATING EXPENSES:
Selling, general and administrative expenses	4,040,326	3,233,927
Loss on disposal of subsidiary	425,588	-
Depreciation and amortization	47,299	31,468
Total operating expenses	4,513,213	3,265,395

NET (LOSS) / PROFIT FROM OPERATIONS	(16,402)	664,360

Other income (expense):
Interest expense, net	(24,805)	(8,791)

Net (loss) income before provision for income taxes	(41,207)	655,569

Income taxes	-	-

NET INCOME/(LOSS)	$ (41,207)	$ 655,569

Net (loss) income attributable to non-controlling interests	65,781	(6,510)

Net income attributable to Scientific Energy, Inc.	$ 24,574	$ 649,059

OTHER COMPREHENIVE (LOSS) / GAIN:
Net income (loss)	(41,207)	655,569
Foreign translation (loss) gain	5,490	(11,923)

Total comprehensive income (loss)	$ (35,717)	$ 643,646

Foreign translation gain (loss) attributable to non-controlling interest	8,680	-

Comprehensive income attributable to Scientific Energy, Inc.	$ 33,254	$ 649,059

Net income per common share, basic and diluted	$ 0.000	$ 0.002

Weighted average common shares outstanding, basic and diluted	263,337,500	263,337,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' SURPLUS

THREE MONTHS ENDED MARCH 31, 2024

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance, December 31, 2023	263,337,500	$ 2,633,375	$ 78,460,638	$ (11,946,908)	$ 40,217	$ (581,113)	$ 68,606,209

Foreign currency transaction gain	-	-	-	-	5,490	8,680	14,170

Disposal of subsidiary	-	-	-	-	-	(28,645)	(28,645)

Net loss	-	-	-	24,574	-	(37,136)	(12,562)

Balance, March 31, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (11,922,334)	$ 45,707	$ (638,214)	$ 68,579,172

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' SURPLUS

THREE MONTHS ENDED MARCH 31, 2023

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance, December 31, 2022	263,337,500	$ 2,633,375	$ 78,460,638	$ (14,034,905)	$ 32,629	$ (160,788)	$ 66,930,949

Foreign currency transaction gain	-	-	-	-	(11,923)	-	(11,923)

Net profit	-	-	-	649,059	-	6,510	655,569

Balance, March 31, 2023 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (13,385,846)	$ 20,706	$ (154,278)	$ 67,574,595

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2024	Three months ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (41,207)	$ 655,569
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,246	9,555
Amortization	29,053	21,913
Loss on disposal of property and equipment	-	637
Loss on disposal of subsidiary	425,588	-
Account receivables	(810,900)	268,851
Inventories	(21,003)	28,278
Deposits	4,663	2,447
Prepaid expenses	(565,889)	90,166
Other receivables	(140,158)	(104,937)
Accrued expenses	251,333	(229,344)
Deposits received	(91,361)	(96,781)
Other payable	35,300	(42,413)
Accounts payable	397,664	(1,547,381)
Net cash used in operating activities	(508,671)	(943,440)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(41,613)	(2,207)
Repayment from related company	202,956	11,086
Repayment from shareholder	200,551	74,935
Repayment from joint venture	24,359	88,283
Net cash outflow from disposal of subsidiary	(118,105)	-
Loan receivable to joint venture	(60,036)	-
Net cash provided by investing activities	208,112	172,097

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank borrowings	(18,615)	(33,624)
Net cash used in financing activities	(18,615)	(33,624)

Effect of currency rate changes on cash	32,206	(17,735)

Net decrease in cash and cash equivalents	(286,968)	(822,702)
Cash and cash equivalents, beginning of period	3,164,464	2,077,797

Cash and cash equivalents, end of period	$ 2,877,496	$ 1,255,095

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$ 24,805	$ 8,791
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 196,600	$ 426,888
Record lease liabilities upon adoption of ASC 842	$ 196,600	$ 426,888

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

In January 2023, the Company acquired 90% shares of Fresh Life Technology Company Limited (“Fresh Life”) through its subsidiary, Zhuhai Migua Technology Company Limited. The main business of Fresh Life is provision of logistic services in Macau.

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

In January 2024, the Company disposed all shares of Squirrel Logistic Company Limited ("Squirrel Logistic") to third party with cash consideration of $12,286.

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

The Company has 98.75% owned subsidiary, MED. Zhuhai Chengmi Technology Limited, Guangzhou Chengmi Technology Company Limited, in turn, are the 100% owned subsidiaries with MED. Green Supply Chain Management Company Limited is the 99% owned subsidiaries with MED. Zhuhai Migua Technology Company Limited is 100% owned subsidiary by Zhuhai Chengmi Technology Limited and has a 90% owned subsidiary, Fresh Life Technology Company Limited. The Company acquired 70% shares of Citysearch. All of the above companies consolidate with MED.

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

As of March 31, 2024, and December 31, 2023, the Company maintained $2,703,511 and $3,157,764 in foreign bank accounts not subject to FDIC coverage.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $11,922,334 as of March 31, 2024. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 7 – DISPOSAL OF A SUBSIDIARY

In January 2024, the Company entered into a sale and purchase agreement to dispose of its entire equity interest in its subsidiary, Squirrel Logistic Company Limited which is incorporated in the Macau, (referred to as the “Disposal subsidiary”) to an independent third party at a consideration of $12,286. The principal activity of the Disposal subsidiary is provision of logistic services.  The disposal was completed on the same date of the agreement.

Analysis of assets and liabilities over which control was lost:
Other receivables	$21,892
Cash and cash equivalents	118,105
Amount due from related parties	344,251
Amount due to immediate holding company	(1,704,251)
Other payables and accruals	(46,374)
$(1,266,377)
Loss on disposal of subsidiary:
Total consideration	$12,286
Less: Waiver of amount due to immediate holding company	(1,704,251)
Add: Net liabilities disposed of	1,266,377
Loss on disposal	$425,588

Total consideration satisfied by:
Cash consideration received	$-

Net cash outflow arising on disposal:
Cash consideration received	$-
Cash and cash equivalents disposed of	(118,105)
Net cash outflow	$(118,105)

NOTE 8 – GOODWILL

	March 31, 2024	December 31, 2023
Goodwill	$72,667,589	$71,664,639
Acquisition of subsidiaries	-	1,002,950
Balance at end of period	$72,667,589	$72,667,589

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

NOTE 9 – RIGHT TO USE ASSETS AND LEASE LIABILITY

In January 2024, the Company entered a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2026, with monthly payments of approximately $4,404 per month.

In 2023, the Company entered into the renewal lease agreement for office with MED and its subsidiaries in Macao and Zhuhai, with monthly payments of approximately $20,527 per month.

In 2023, MED's subsidiary, Citysearch Technology (HK) Company Limited, entered into a two-year lease for a cafe shop space of approximately 708 square feet in Hong Kong, expiring August 2025 with monthly payment of approximately $5,005 per month.

At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company's estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $587,855.

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

NOTE 10 - LOAN RECEIVABLES

On September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the company, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for the business operating use. The loan amount was unsecured, with interest rate 5% p.a. and no fixed term of repayment.

NOTE 11 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of March 31, 2024 was $522. The Company's subsidiary, MED was trading as mobile platform of ordering and delivery services for restaurants and had approximately $79,665 merchandise inventory. In October 2023, the Company's subsidiary, Citysearch Technology (HK) Limited ("Citysearch") established a new cafe restaurant in Hong Kong and had approximately $8,386 of inventory for food and beverage as of March 31, 2024.

NOTE 12 – BANK LOANS

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”). The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25% per annum. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. On June 13, 2022, MED borrowed another loan from Ant Bank (Macao) Limited with principle of $623,239 (equivalent to MOP5,000,000), at an interest rate of 5.5% per annum. In 2023, the Company borrowed addition loan from Ant Bank with principle of $617,731 (equivalent to MOP5,000,000), at an interest rate of 5.5% per annum. Both loan from Ant Bank will be expired on June 18, 2024.In May and June 2023, Chengmi borrowed the loans with principle of $362,505 and $414,731, repaid within a year and at an interest rate of 4.5% per annum. In June 2023, Chengmi borrowed the loans with principle of $85,518 and $59,052, repaid within a year and at an interest rate of 4.4% per annum.

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

NOTE 14 – INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted profit/(loss) per common share for the three months ended March 31, 2024 and 2023, respectively:

	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Numerator - basic and diluted
Net income	$$24,574	$649,059
Denominator
Weighted average number of common shares outstanding —basic and diluted	263,337,500	263,337,500
Income per common share — basic and diluted	$0.000	$0.002

NOTE 15 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Property, plant and equipment, net	$1,213	$1,488
Other receivables and prepaid	9,413	9,213
Amount due from related company	9,126	-
Inventory	119,101	119,310
Cash and cash equivalents	17,123	49,422
Total assets	155,976	179,433

Accrual expense	(1,003)	(1,152)
Other payable to shareholder	(4,352,779)	(4,310,453)
Customer deposit	(433,781)	(404,659)
Total liabilities	(4,787,563)	(4,716,264)

Net liabilities	$(4,631,587)	$(4,536,831)

Statement of Operations:	Three months ended March 31, 2024
(unaudited)
Revenue	$-
Less: Cost of sales	-
-
Operating expense	(48,320)
Depreciation	(273)
Net loss from operations	(48,593)

Other income (expense):
Interest (expense) income, net	(54,118)
Net loss	$(102,711)

NOTE 16 - RELATED PARTY BALANCES

Due from related parties

The balance due from related parties was as following:

	March 31, 2024	December 31, 2023
	$	$
Citysearch Technology (Macao) Limited (1)	1,402	1,405
Kangaroo Technology Co., Limited (2)	(177,268)	-
Gloryful Company Limited (3)	2,110	2,113
Littlemi Technology Company Limited (4)	117,078	117,282
Nanjing Chengmi Technology Company Limited (5)	149,934	151,297
Watermelon Cultural Communication Company Limited (6)	218,776	219,159
Zhuhai Xiangguo Technology Co., Limited (7)	22,212	-
	334,244	491,256

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

(7)

Zhuhai Xiangguo Technology Co., Limited has common director with Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

Results of Operations

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table shows operating results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues	$10,404,933	$9,217,753	1,187,180	12.88%
Cost of revenue	5,908,122	5,287,998	620,124	11.73%
Gross Profit	4,496,811	3,929,755	567,056	14.43%

Operating expense	4,513,213	3,265,395	1,247,818	38.21%
Net income (loss) from operations	(16,402)	664,360	(680,762)	n/a

Other income / (expense)	(24,805)	(8,791)	16,014	182.16%
Net income (loss)	$(41,207)	$655,569	(696,776)	n/a

Sales

For the three months ended March 31, 2024, the Company generated sales of $10,404,933 compared to $9,217,753 for the same period of 2023. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the three months ended March 31, 2024, the Company generated cost of goods sold for $5,908,122 compared to $5,287,998 for the same period of 2023. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the three months ended March 31, 2024 and 2023, the Company's selling, general and administrative expenses were $4,513,213 compared to $3,265,395 for the same period of the previous year.  The increase is primarily the result of R&D expense and promotion expense from Macao's and Zhuhai's subsidiaries.

Other Income (Expense)

For the three months ended March 31, 2024, the Company had $24,805 of interest expense relating to bank loan interest payable, as compared to $8,791 of interest expense for the same period last year.

Net Income/(Loss)

For the three months ended March 31, 2024, the Company had a net loss of $41,207, or ($0.000) per share, as compared to a net income of $655,569, or $0.002 per share, for the same period of 2023.

Liquidity and Capital Resources

As of March 31, 2024, the Company had cash and cash equivalents of $2,877,496 and a working capital deficit of $5,944,115. For the three months ended March 31, 2024, the Company used net cash of $508,671 from its operating activities primarily from our net loss of $41,207, adjusted net with depreciation and amortization of $47,299, a loss on disposal of subsidiary of $425,588 an increase in account receivables of $810,900, an increase in inventories of $21,003, an increase in prepaid expenses of $565,889, a decrease in deposits of $4,663, an increase in other receivables of $140,158, an increase in accrued expense of $251,333, a decrease in deposit received of $91,361, an increase in other payables of $35,300, an increase in account payable of $397,664. By comparison, net cash used in operating activities was $943,440 for the same period of 2023.

During the three months ended March 31, 2024, the Company provided net cash of $208,112 from its investing activities which comprised with purchase of equipment of $41,613, repayment from related companies of $202,956, repayment from shareholder of $200,551, repayment from joint venture of $24,359, net cash outflow from disposal of subsidiary of $118,105 and loan to joint venture of $60,036. By comparison, net cash provided by investing activities was $172,097 for the same period of 2023.

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

Contractual Obligations

We have an office in Hong Kong, which is leased on a term of two years ending in January 2026. The space is approximately 770 square feet, and the rent is approximately $4,404 per month. Besides, the acquisition of Macau and Zhuhai subsidiaries, it results on addition lease for office and warehouse approximately 39,800 square feet in Macau and Zhuhai, expiring within year 2023 and 2024 with monthly payment of approximately $20,527 per month. In 2023, MED’s subsidiary, Citysearch Technology (HK) Company Limited, entered into a two-year lease for a cafe shop space of approximately 708 square feet in Hong Kong, expiring August 2025 with monthly payment of approximately $5,005 per month.

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

May 29, 2024