Form 10-K/A
period 2023-12-31
SCIENTIFIC ENERGY, INC
filed 2024-06-12
CIK 1276531

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

180 Alameda Dr. Carlos D’Assumpcao, Tong Nam Ah Commercial Centre, 21th Floor, Room M, Macau

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

(Check one):

Large accelerated filer☐                                                              Accelerated filer               ☐

Non-accelerated filer☒                                                               Smaller reporting company         ☒

Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     Yes ☐     No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b).     Yes ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K of Scientific Energy, Inc. (the “Company”) for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original 10-K”).  This Amendment No. 1 is being filed solely for the purpose of providing specific and prominent disclosures about the legal and operational risks associated with having businesses in Macau, as consistent with the guidance of the SEC Staff on its comment letter to the Company dated May 31, 2024.

This Amendment No. 1 contains only the cover page, this explanatory note, disclosures about the legal and operational risks associated with having businesses in Macau, the exhibit list, a signature page and the revised certifications.

Other than as expressly set forth herein, this Amendment No. 1 does not, and does not purport to, amend, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K was filed, and no other information in the Original 10-K is amended hereby. This Amendment No. 1 should be read together with the Original 10-K and the Company’s other filings with the SEC.

Legal and Operational Risks Associated with Doing Business in Macau

Scientific Energy, Inc. (the “Company” or “we”) is a holding company incorporated in the State of Utah, U.S.A.  As a holding company with no material operations of our own, we conduct our operations in Macau through our operating subsidiary, Macao E-Media Development Company Limited, a company incorporated in Macau (“Macau”). We also have subsidiaries incorporated in Hong Kong and the People’s Republic of China (“PRC”) that provide back-office and technical support to our business operations in Macau. Substantially all of our assets are located in Macau and substantially all of our revenue is derived from Macau.

Our principal executive offices are located in Macau. We do not have, nor do we intend to have, any contractual arrangement to establish a variable interest entity (“VIE”) structure with any entity in the PRC, including in Macau and Hong Kong.

Risk of Intervention or Control by the PRC Government

We conduct our operations in Macau. Substantially all of our assets are located in Macau and substantially all of our revenue is derived from Macau. On December 20, 1999, Macau became a Special Administrative Region of China when China resumed the exercise of sovereignty over Macau. The Basic Law of Macau provides that Macau will be governed under the principle of “one country, two systems” with its own separate government and legislature and that Macau will have a high degree of legislative, judicial and economic autonomy.

However, in light of the PRC government’s recent expansion of authority in Macau and Hong Kong, we may be subject to uncertainty about any future actions of the PRC government or authorities in Macau and Hong Kong, and it is possible that all the legal and operational risks associated with being based in and having operations in the PRC may also apply to operations in Macau and Hong Kong in the future. There is no assurance that there will not be any changes in the economic, political and legal environment in Macau and Hong Kong. The PRC government may intervene or influence our current and future operations in Macau and Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers like us. Such governmental actions, if and when they occur: (i) could significantly limit or completely hinder our ability to continue our operations; (ii) could significantly limit or completely hinder our ability to offer or continue to offer our stock shares to investors; and (iii) may cause the value of our stock shares to significantly decline or become worthless.

We are also aware that recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in the PRC with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over PRC companies listed oversea, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. In addition, due to long arm provisions under the current laws and regulations of the PRC, there remains regulatory uncertainty with respect to whether in the future we will be required to obtain permissions or approvals from the PRC authorities to operate our business or to list our securities on the U.S. exchanges and offer securities.

We do not currently expect the laws and regulations of the PRC to have any material impact on our business, financial conditions or results of operations and we are currently not subject to the government of the PRC’s direct influence or discretion over the manner in which we conduct our business activities outside of the PRC.  As of the date of this report, we are not required to obtain any permission or approval from the governmental authorities of Macau to have our common stock shares quoted on the Over-the-Counter market in the U.S. and offer securities. We have obtained all necessary licenses, permissions or approvals including the business registration certificate from the governmental authorities of Macau, Hong Kong, the PRC to operate our business and to the best of our knowledge, no license, permission or approval has been denied.

Nevertheless, if (i) we do not receive or maintain such permissions or approvals, should such permissions or approvals be required in the future by the government of Macau, Hong Kong or PRC, (ii) we inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may be unable to obtain such permissions or approvals in a timely manner, or at all, and may face regulatory actions or other sanctions from the CSRC, the CAC or other PRC, Macau or Hong Kong regulatory authorities if we fail to fully comply with any new regulatory requirements. Consequently, our operations and financial condition could be materially adversely affected, and our share price may substantially decline in value and become worthless. If there is significant change to current political arrangements between the PRC, Macau and Hong Kong, the PRC government intervenes or influences operations of companies operated in Macau and Hong Kong like us, or exerts more control through change of laws and regulations over offerings conducted overseas and/or foreign investment in issuers like us, it may result in a material change in our operations or cause the value of our stock shares to significantly decline or become worthless.

Holding Foreign Companies Accountable Act

In addition, our common stock shares may be prohibited from trading on a national exchange or over-the-counter market under the Holding Foreign Companies Accountable Act (the “HFCA Act”) if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) is unable to inspect our auditors for three consecutive years. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. Pursuant to the HFCA Act, on December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including our auditor.

On May 13, 2022, we were identified as a Commission-Identified Issuer under the Holding Foreign Companies Accountable Act (“HFCAA”) and the rules promulgated thereunder because our auditor at that time was Centurion ZD CPA & Co., located in Hong Kong, which was a PCAOB-Identified Firm subject to the Hong Kong Determination as of December 16, 2021. On December 15, 2022, the Public Company Accounting Oversight Board

(“PCAOB”) announced that it secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. As a result, the PCAOB vacated its December 2021 determinations. While vacating those determinations, the PCAOB noted that, should it encounter any impediment to conducting an inspection or investigation of auditors in mainland PRC or Hong Kong as a result of a position taken by any authority there, the PCAOB would act to immediately reconsider the need to issue new determinations consistent with the HFCAA and PCAOB Rule 6100.

Cash Flows Through Our Organization

Cash from financings and operations is primarily retained by our operating subsidiaries for the purposes of funding our operating activities and capital expenditures. Cash within our group is primarily transferred between our subsidiaries through intercompany loan arrangements. Financing raised by Scientific Energy, Inc. has been transferred to our financing and operating subsidiaries through the use of equity capital contributions or intercompany loan arrangements. In 2022 and 2023, excluding cash transferred for the purpose of the settlement of intragroup charges, no cash has been transferred to our holding company, Scientific Energy, Inc., from its subsidiaries. There are no regulatory or foreign exchange restrictions or limitations on our ability to transfer cash within our corporate group, except that our subsidiaries incorporated in Macau are required to set aside a specified amount of the entity’s profit after tax as a legal reserve which is not distributable to the shareholders of such subsidiaries.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future.

As we conduct our business operations in Macau and are a China-based company, you should carefully consider the risks relating to doing business in China and other risk factors before making an investment in our common stock shares.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No. Exhibit

3.1	Amended Articles of Incorporation dated January 25, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report Form 10-KSB filed on April 19, 2007)

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.2(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).
10.2	Stock Purchase Agreement dated as of May 10, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 10, 2021).

10.3	Base Agreement for Purchase of Graphite Ore date as of January 18, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 19, 2024).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).

21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed on April 15, 2022).

31.1	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1	Section 1350 Certifications of CEO and CFO
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the registrant’s Annual Report on Form 10-K filed on April 16, 2024).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the registrant’s Annual Report on Form 10-K filed on April 16, 2024).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the registrant’s Annual Report on Form 10-K filed on April 16, 2024).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the registrant’s Annual Report on Form 10-K filed on April 16, 2024).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the registrant’s Annual Report on Form 10-K filed on April 16, 2024).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the registrant’s Annual Report on Form 10-K filed on April 16, 2024).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

June 12, 2024

By:/s/ Stanley Chan

Stanley Chan

President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 12, 2024

By: /s/ Stanley Chan

Stanley Chan

President, Chief Executive Officer, Chief Financial Officer and Director