Form 10-Q
period 2024-06-30
SCIENTIFIC ENERGY, INC
filed 2024-08-21
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of August 17, 2024.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Legal and Operational Risks Associated with Doing Business in Macao

The Company is a holding company incorporated in the State of Utah, U.S.A. As a holding company with no material operations of our own, we conduct our operations in Macao through our operating subsidiary, Macao E-Media Development Company Limited, a company incorporated in Macao SAR (“Macao”). We also have subsidiaries incorporated in Hong Kong and the People’s Republic of China (“PRC”) that provide back-office and technical support to our business operations in Macao. Substantially all of our assets are located in Macao and substantially all of our revenue is derived from Macao.

Our principal executive offices are located in Macao. We do not have, nor do we intend to have, any contractual arrangement to establish a variable interest entity (“VIE”) structure with any entity in the PRC, including in Macao and Hong Kong.

Risk of Intervention or Control by the PRC Government

We conduct our operations in Macao. Substantially all of our assets are located in Macao and substantially all of our revenue is derived from Macao. On December 20, 1999, Macao became a Special Administrative Region of China when China resumed the exercise of sovereignty over Macao. The Basic Law of Macao provides that Macao will be governed under the principle of “one country, two systems” with its own separate government and legislature and that Macao will have a high degree of legislative, judicial and economic autonomy.

However, in light of the PRC government’s recent expansion of authority in Macao and Hong Kong, we may be subject to uncertainty about any future actions of the PRC government or authorities in Macao and Hong Kong, and it is possible that all the legal and operational risks associated with being based in and having operations in the PRC may also apply to operations in Macao and Hong Kong in the future. There is no assurance that there will not be any changes in the economic, political and legal environment in Macao and Hong Kong. The PRC government may intervene or influence our current and future operations in Macao and Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers like us. Such governmental actions, if and when they occur: (i) could significantly limit or completely hinder our ability to continue our operations; (ii) could significantly limit or completely hinder our ability to offer or continue to offer our stock shares to investors; and (iii) may cause the value of our stock shares to significantly decline or become worthless.

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

We do not currently expect the laws and regulations of the PRC to have any material impact on our business, financial conditions or results of operations and we are currently not subject to the government of the PRC’s direct influence or discretion over the manner in which we conduct our business activities outside of the PRC. As of the date of this report, we are not required to obtain any permission or approval from the governmental authorities of Macao to have our common stock shares quoted on the Over-the-Counter market in the U.S. and offer securities. We have obtained all necessary licenses, permissions or approvals including the business registration certificate from the governmental authorities of Macao, Hong Kong, the PRC to operate our business and to the best of our knowledge, no license, permission or approval has been denied.

Nevertheless, if (i) we do not receive or maintain such permissions or approvals, should such permissions or approvals be required in the future by the government of Macao, Hong Kong or PRC, (ii) we inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, we may be unable to obtain such permissions or approvals in a timely manner, or at all, and may face regulatory actions or other sanctions from the CSRC, the CAC or other PRC, Macao or Hong Kong regulatory authorities if we fail to fully comply with any new regulatory requirements. Consequently, our operations and financial condition could be materially adversely affected, and our share price may substantially decline in value and become worthless. If there is significant change to current political arrangements between the PRC, Macao and Hong Kong, the PRC government intervenes or influences operations of companies operated in Macao and Hong Kong like us, or exerts more control through change of laws and regulations over offerings conducted overseas and/or foreign investment in issuers like us, it may result in a material change in our operations or cause the value of our stock shares to significantly decline or become worthless.

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

Cash Flows Through Our Organization

Cash from financings and operations is primarily retained by our operating subsidiaries for the purposes of funding our operating activities and capital expenditures. Cash within our group is primarily transferred between our subsidiaries through intercompany loan arrangements. Financing raised by Scientific Energy, Inc. has been transferred to our financing and operating subsidiaries through the use of equity capital contributions or intercompany loan arrangements. In 2022 and 2023, excluding cash transferred for the purpose of the settlement of intragroup charges, no cash has been transferred to our holding company, Scientific Energy, Inc., from its subsidiaries. There are no regulatory or foreign exchange restrictions or limitations on our ability to transfer cash within our corporate group, except that our subsidiaries incorporated in Macao are required to set aside a specified amount of the entity’s profit after tax as a legal reserve which is not distributable to the shareholders of such subsidiaries.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future.

As we conduct our business operations in Macao and are a China-based company, you should carefully consider the risks relating to doing business in China and other risk factors before making an investment in our common stock shares.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,980,440	$ 3,164,464
Loan receivables	1,058,190	958,534
Accounts receivable	7,333,418	1,338,318
Other receivables	994,866	593,415
Amount due from related companies	72,267	491,256
Amount due from joint venture	319	24,679
Inventories	61,937	67,569
Prepaid expense	508,524	645,667
Total current assets	13,009,961	7,283,902

Non-current assets:
Property, plant and equipment, net	128,400	192,336
Intangible assets	1,313,587	1,423,234
Goodwill	72,667,589	72,667,589
Operating lease right to use assets	525,594	236,478
Deposits	161,261	145,532
Total non-current assets	74,796,431	74,665,169

Total assets	$87,806,392	$ 81,949,071
LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payable	$10,384,063	$ 5,077,329
Accrued expenses	2,143,877	2,699,239
Deposit received	1,691,564	1,762,678
Other payables	2,118,764	1,308,957
Bank loans	1,570,605	2,239,534
Operating lease liabilities	281,818	188,214
Total current liabilities	18,190,691	13,275,951

Non-current liabilities:
Bank loans	-	18,647
Operating lease liability	243,776	48,264
Total non-current liabilities	243,776	66,911

Total liabilities	18,434,467	13,342,862

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(10,827,555)	(11,946,908)
Accumulated other comprehensive income	39,337	40,217
Total stockholders' surplus	70,305,795	69,187,322

Non-controlling interests	(933,870)	(581,113)

Total liabilities and stockholders' equity	$87,806,392	$ 81,949,071

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended June 30, 2024	Three Months ended June 30, 2023	Six Months ended June 30, 2024	Six Months ended June 30, 2023
REVENUE	$ 20,776,677	$ 9,673,182	$ 31,181,610	$ 18,890,935
COST OF REVENUE	(15,232,613)	(5,401,381)	(21,140,735)	(10,689,379)
GROSS PROFIT	5,544,064	4,271,801	10,040,875	8,201,556

OPERATING EXPENSES:
Selling, general and administrative expenses	4,682,590	3,912,539	8,722,916	7,146,466
Loss on disposal of subsidiary	-	-	425,588	-
Depreciation	40,501	36,941	87,800	68,409
Total operating expenses	4,723,091	3,949,480	9,236,304	7,214,875

NET PROFIT/(LOSS) FROM OPERATIONS	820,973	322,321	804,571	986,681

Other income (expense):
Interest (expense) income	(21,850)	(9,451)	(46,655)	(18,242)

Net profit/(loss) before provision for income taxes	799,123	312,870	757,916	968,439

Income taxes	-	-	-	-

NET PROFIT/(LOSS)	$ 799,123	$ 312,870	$ 757,916	$ 968,439

Net profit/(loss) attributable to non-controlling interests	295,656	(1,156)	361,437	(7,666)

Net profit/(loss) attributable to Scientific Energy, Inc.	$ 1,094,779	$ 311,714	$ 1,119,353	$ 960,773

OTHER COMPREHENIVE GAIN/(LOSS):
Net income (loss)	799,123	312,870	757,916	968,439
Foreign translation gain	(6,370)	37,757	(880)	25,834

Total comprehensive income/(loss)	$ 792,753	$ 350,627	$ 757,036	$ 994,273

Foreign translation gain (loss) attributable to non-controlling interest	-	-	8,680	-

Comprehensive income attributable to Scientific Energy, Inc.	$ 1,094,779	$ 311,714	$ 1,128,033	$ 960,773

Net profit/(loss) per common share, basic and diluted	$ 0.004	$ 0.001	$ 0.004	$ 0.004

Weighted average common shares outstanding, basic and diluted	263,337,500	263,337,500	263,337,500	263,337,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' SURPLUS
SIX MONTHS ENDED JUNE 30, 2024

					Other
	Common stock		Additional	Accumulated	Comprehensive	Non-Controlling
	Shares	Amount	Paid-in Capital	Deficit	Income (loss)	Interests	Total

Balance, December 31, 2023	263,337,500	$ 2,633,375	$ 78,460,638	$ (11,946,908)	$ 40,217	$ (581,113)	$ 68,606,209

Foreign currency transaction gain	-	-	-	-	5,490	8,680	14,170

Disposal of subsidiary		-	-	-	-	(28,645)	(28,645)

Net profit	-	-	-	24,574	-	(37,136)	(12,562)

Balance, March 31, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (11,922,334)	$ 45,707	$ (638,214)	$ 68,579,172

Foreign currency transaction gain	-	-	-	-	(6,370)	-	(6,370)

Net profit	-	-	-	1,094,779	-	(295,656)	799,123

Balance, June 30, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (10,827,555)	$ 39,337	$ (933,870)	$ 69,371,925

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2023

	Common stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Non-Controlling Interests	Total
Balance, December 31, 2022	263,337,500	$ 2,633,375	$ 78,460,638	$ (14,034,905)	$ 32,629	$ (160,788)	$ 66,930,949

Foreign currency transaction gain	-	-	-	-	(11,923)	-	(11,923)

Net profit	-	-	-	649,059	-	6,510	655,569

Balance, March 31, 2023 (unaudited)	263,337,500	2,633,375	78,460,638	(13,385,846)	20,706	(154,278)	67,574,595

Foreign currency transaction gain	-	-	-	-	37,757	-	37,757

Net profit	-	-	-	311,714	-	1,156	312,870

Balance, June 30, 2023 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	($13,074,132)	$ 58,463	$ 153,122	$ 67,925,222

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2024	Six months ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$ 757,916	$ 968,439
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,241	18,243
Amortization	65,559	51,335
Loss on disposal of property and equipment	100,563	638
Loss on disposal of subsidiary	425,588	-
Account receivables	(5,995,100)	(67,561)
Inventories	5,633	37,091
Deposits	(15,728)	2,057
Prepaid expenses	137,143	87,669
Other receivables	(423,343)	(101,803)
Account payable	5,306,734	(1,652,742)
Accrued expenses	(555,362)	(581,579)
Deposits received	(71,114)	48,276
Other payable	(32,956)	(7,598)
Net cash used in operating activities	(272,226)	(1,197,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(59,739)	(6,023)
Repayment from shareholder	479,317	157,362
Repayment from associate	24,059	74,797
Net cash outflow from disposal of subsidiary	(118,105)	-
Loans to associate	(99,656)	-
Advance to related company	484,559	(254,955)
Net cash provided by investing activities	710,435	(28,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan borrowings	271,626	773,172
Repayment of bank borrowings	(941,570)	(259,494)
Net cash used in financing activities	(669,944)	513,678

Effect of currency rate changes on cash	47,711	(32,899)

Net decrease in cash and cash equivalents	(184,024)	(745,575)
Cash and cash equivalents, beginning of period	3,164,464	2,077,797

Cash and cash equivalents, end of period	$ 2,980,440	$ 1,332,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 46,655	$ 18,242
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 525,594	$ 338,790
Record lease liabilities upon adoption of ASC 842	$ 525,594	$ 338,790

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Scientific Energy, Inc., (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001.  Prior to August 2011, the Company was principally devoted to the buying and selling of various types and grades of graphite, such as medium and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite. In August 2011, the Company decided to engage in a business of e-commerce platform. Currently the Company is in the process of developing a website, which provides an e-commerce platform, where registered members can exchange goods and services.

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

In September 27, 2021, the Company completed the acquisition of 98.75% shares of Macao E-Media Development Company Limited (“MED”). As consideration for the MED shares, the Company agreed to issue the Sellers, or its assigns, in a total of 131,337,500 shares of the Company’s restricted common stock, par value $0.01 per share, at a consideration of $0.50 per share, in the aggregate consideration of $65,668,750 (the “Purchase Price”). As a result of this acquisition, MED becomes a 98.75% owned subsidiary of the Company. MED was founded at Macao in 2011. Its main area of business includes food and grocery order-pickup-delivery services from local restaurants, supermarkets and hotels.

MED has five subsidiaries, each of which is in charge of respective area such as Development & Maintenance, Marketing & Operation, Logistics & Delivery, Payment & Clearance, Emerging Market Business Development.

In January 2023, the Company acquired 90% shares of Fresh Life Technology Company Limited (“Fresh Life”) through its subsidiary, Zhuhai Migua Technology Company Limited. The main business of Fresh Life is provision of logistic services in Macao.

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

On January 3, 2024, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc., which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite production and sales, including establishing a production line for graphite refined powder products in Madagascar.

In January 2024, MED disposed all shares of Squirrel Logistic Company Limited ("Squirrel Logistic") to third party with cash consideration of $12,286.

In April 2024, MED set up Zhuhai Aomi E-commerce Company Limited, a 100% owned subsidiary of MED, in order to carry out in-store business in mainland China, predominantly and initially in Zhuhai city.

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

The Company has a 98.75% owned subsidiary, MED. Zhuhai Chengmi Technology Company Limited, Guangzhou Chengmi Technology Company Limited, in turn, are the 100% owned subsidiaries with MED. Green Supply Chain Management Company Limited is the 99% owned subsidiary with MED. Zhuhai Migua Technology Company Limited is 100% owned subsidiary by Zhuhai Chengmi Technology Limited and has a 90% owned subsidiary, Fresh Life Technology Company Limited. MED acquired 70% shares of Citysearch, before MED set up a wholly-owned subisidiary Zhuhai Aomi E-commerce Company Limited. All of the above companies consolidate with MED.

Summaries of subsidiaries:

Name of subsidiary	Jurisdiction of organization
Sinoforte Limited	Hong Kong
Qwestro Limited (100% subsidiary of Sinoforte Limited)	Hong Kong
Macao E-Media Development Company Limited	Macao
Green Supply Chain Management Company Limited (99% subsidiary of Macao E-Media Development Company Limited)	Macao
Guangzhou Chengmi Technology Company Limited (100% subsidiary of Macao E-Media Development Company Limited)	China
Zhuhai Chengmi Technology Company Limited (100% subsidiary of Macao E-Media Development Company Limited)	China
Zhuhai Migua Technology Company Limited (100% subsidiary of Zhuhai Chengmi Technology Limited)	China
Fresh Life Technology Company Limited (90% subsidiary of Zhuhai Migua Technology Company Limited)	Macao
Citysearch Technology (HK) Company Limited (70% subsidiary of Macao E-Media Development Company Limited	Hong Kong
Graphite Energy, Inc.	USA
Zhuhai Aomi E-commerce Company Limited (100% subsidiary of Macao E-Media Development Company Limited	China

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024.

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

The Company is operating mobile platform of ordering and delivery services for restaurants and supermarkets in Macao, together recognizing revenue on closed transactions.

Segment information

ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. All sales and substantial assets of the Company are disclosed in note 17. The Company applies the management approach to the identification of our reportable operating segments as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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

As of June 30, 2024, and December 31, 2023, the Company maintained $2,240,329 and $3,157,764 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD and MOP into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,
	2024	2023
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.8105	7.8099
USD : MOP exchange rate	8.0448	8.0441

	For the six months ended June 30,
	2024	2023
Average exchange rate for the period
USD : HKD exchange rate	7.8176	7.8397
USD : MOP exchange rate	8.0521	8.0749

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of June 30, 2024 and December 31, 2023.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at June 30, 2024 and December 31, 2023.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $10,827,555 as of June 30, 2024. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2024 and December 31, 2023 is summarized as follows:

Schedule of Property and Equipment

	June 30, 2024	December 31, 2023
	(unaudited)

Office furniture and fixtures	$41,725	$41,725
Office equipment	185,823	243,151
Vehicles	6,402	6,402
Less: accumulated depreciation	(105,550)	(98,942)

Property, plant and equipment, net	$128,400	$192,336

Depreciation expense for the three months and six months ended June 30, 2024 were $3,888 and $21,766 respectively; and for the three months and six months ended June 30, 2023 were $8,688 and $18,243, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of June 30, 2024 and December 31, 2023 is summarized as follows:

	June 30,	December 31,
	2024	2023
Software	$2,284,661	$2,345,637
Less: accumulated amortization	(971,074)	(922,403)

Intangible assets, net	$1,313,587	$1,423,234

Amortization expense for the three months and six months ended June 30, 2024 were $36,613 and $65,666, respectively; and for the three months and six months ended June 30, 2023 were $29,422 and $51,335, respectively.

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

Analysis of assets and liabilities over which control was lost:
Other receivables	$21,892
Cash and cash equivalents	118,105
Amount due from related parties	344,251
Amount due to immediate holding company	(1,704,251)
Other payables and accruals	(46,374)
$(1,266,377)
Loss on disposal of subsidiary:
Total consideration	$12,286
Less: Waiver of amount due to immediate holding company	(1,704,251)
Add: Net liabilities disposed of	1,266,377
Loss on disposal	$425,588

Total consideration satisfied by:
Cash consideration received	$-

Net cash outflow arising on disposal:
Cash consideration received	$-
Cash and cash equivalents disposed of	(118,105)
Net cash outflow	$(118,105)

NOTE 8 – GOODWILL

	June 30, 2024	December 31, 2023
Goodwill	$72,667,589	$71,664,639
Acquisition of subsidiaries	-	1,002,950
Balance at end of period	$72,667,589	$72,667,589

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

Nil impairment loss of Goodwill being recorded for the three months ended June 30, 2024, and year ended December 31, 2023, respectively.

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

Right to use assets is summarized below:

	June 30, 2024	December 31, 2023
Macao and Zhuhai	$872,836	$805,253
Hong Kong	213,701	213,701
Subtotal	1,086,537	1,018,954
Less: accumulated depreciation	(560,943)	(782,476)
Right to use assets, net	$525,594	$236,478

During the six months ended June 30, 2024 and 2023, the Company recorded $230,920 and $176,767 as depreciation on ROU assets; and the Company recorded $16,091 and $17,659 as financial interest to current period operations.

Lease liability is summarized below:

	June 30, 2024	December 31, 2023
Macao and Zhuhai	$375,403	$134,375
Hong Kong	150,191	102,103
Total lease liability	525,594	236,478
Less: short term portion	(281,818)	(188,214)
Long term portion	$243,776	$48,264

Maturity analysis under these lease agreements are as follows:

	June 30, 2024	December 31, 2023
Period / year ended June 30, 2024 and December 31, 2023	$571,712	$248,389
Less: Present value discount	(46,118)	(11,911)
Lease liability	$525,594	$236,478

Lease expense for the three months ended June 30, 2024 was comprised of the following:

Operating lease expense	$128,362
Short-term lease expense	21,290
$149,652

Lease expense for the six months ended June 30, 2024 was comprised of the following:

Operating lease expense	$187,172
Short-term lease expense	73,864
$261,036

Lease expense for the three months ended June 30, 2023 was comprised of the following:

Operating lease expense	$70,471
Short-term lease expense	22,247
$92,718

Lease expense for the six months ended June 30, 2023 was comprised of the following:

Operating lease expense	$145,575
Short-term lease expense	38,133
$183,708

NOTE 10 - LOAN RECEIVABLES

On September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the company, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for the business operating use. The loan amount was unsecured, with interest rate 5% p.a. and no fixed term of repayment.

NOTE 11 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of June 30, 2024 was $522. The Company’s subsidiary, MED was trading as mobile platform of ordering and delivery services for restaurants and had approximately $51,562 merchandise inventory. In October 2023, the Company’s subsidiary, Citysearch Technology (HK) Limited (“Citysearch”) established a new cafe restaurant in Hong Kong and had approximately $9,853 of inventory for food and beverage as of June 30, 2024.

NOTE 12 – BANK LOANS

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”). The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2024 at an interest rate of 4.25% per annum. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. On June 13, 2022, MED borrowed another loan from Ant Bank (Macao) Limited with principle of $623,239 (equivalent to MOP5,000,000), at an interest rate of 5.5% per annum. In 2023, the Company borrowed addition loan from Ant Bank with principle of $617,731 (equivalent to MOP5,000,000), at an interest rate of 5.5% per annum. Both loan from Ant Bank will be expired on June 18, 2024.

In May and June 2023, Chengmi borrowed the loans with principle of $362,505 and $414,731, repaid within a year and at an interest rate of 4.5% per annum. In June 2023, Chengmi borrowed the loans with principle of $85,518 and $59,052, repaid within a year and at an interest rate of 4.4% per annum. Chengmi repaid the above principle in May and June 2024 and borrow another loan with principle $271,626 and repaid within a year.

Bank loans are summarized below:

	June 30, 2024	December 31, 2023
Bank loans	$1,570,605	$2,258,181
Less: short term portion	(1,570,605)	(2,239,534)
Long term portion	$-	$18,647

NOTE 13 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of June 30, 2024 and December 31, 2023,there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of June 30, 2024, Kelton Capital Group Ltd. owned 31,190,500 shares, or 11.84%, of the Company’s common stock, Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and Elate Holdings Limited owned 26,000,000 shares, or 9.87%, of the Company’s common stock. Other than Kelton Capital Group Ltd, Jiang Haitao and Elate Holdings Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 14 – INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted profit/(loss) per common share for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Numerator-basic and diluted
Net profit/(loss)	$1,094,779	$311,714	$1,119,353	$960,773
Denominator
Weighted average number of common shares outstanding-basic and diluted	263,337,500	263,337,500	263,337,500	263,337,500

Profit/(loss) per common share - basic and diluted	$0.004	$0.001	$0.004	$0.004

NOTE 15 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Property, plant and equipment, net	$942	$1,488
Other receivables and prepaid	215	9,213
Inventory	119,300	119,310
Cash and cash equivalents	27,193	49,422
Total assets	147,650	179,433

Accrued expense	(11,360)	(1,152)
Other payable to shareholder	(4,385,649)	(4,310,453)
Customer deposit	(488,662)	(404,659)
Total liabilities	(4,885,671)	(4,716,264)

Net liabilities	$(4,738,021)	$(4,536,831)

Statement of Operations:	Six months ended June 30, 2024
(unaudited)
Revenue	$-
Less: Cost of sales	-
-
Operating expense	(92,053)
Depreciation	(545)
Net loss from operations	(92,598)

Other income (expense):
Interest (expense) income, net	(108,769)
Net loss	$(201,367)

NOTE 16 - RELATED PARTY BALANCES

Due from related parties

The balance due from related parties was as following:

	June 30, 2024	December 31, 2023
	$	$
Citysearch Technology (Macao) Limited (1)	1,405	1,405
Kangaroo Technology Co., Limited (2)	(441,284)	-
Gloryful Company Limited (3)	2,113	2,113
Littlemi Technology Company Limited (4)	117,273	117,282
Nanjing Chengmi Technology Company Limited (5)	150,184	151,297
Watermelon Cultural Communication Company Limited (6)	219,142	219,159
Zhuhai Xiangguo Technology Co., Limited (7)	23,434	-
	72,267	491,256

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

NOTE 17 – SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer. During 2021, after the acquisition of MED, there are two segments, consisting of the provision of food & beverage and delivery services and IT supporting services. During 2024, after the incorporation of Graphite Energy, Inc., there is one additional segment, consisting of the trading of graphite products.

Six Months Ended June 30, 2024	Food & Beverage and Delivery	IT Supporting Services	Graphite product	Corporate unallocated (note)	Consolidated
Revenue	$ 20,628,636	$ 401,675	$ 10,151,299	$ -	$ 31,181,610
Cost of revenue	(12,302,932)	(382,283)	(8,455,520)	-	(21,140,735)
Gross profit	8,325,704	19,392	1,695,779		10,040,875

Operating expense
Selling, general and administrative expenses	5,287,214	2,712,028	443,236	280,438	8,722,916
Loss on disposal of subsidiary	425,588	-	-	-	425,588
Depreciation	11,827	75,605	-	368	87,800
Total operating expenses	5,724,629	2,787,633	443,236	280,806	9,236,304

Net profit / (loss) from operation	2,601,075	(2,768,241)	1,252,543	(280,806)	804,571

Interest (expense) income	(29,536)	(17,119)	-	-	(46,655)

Net profit / (loss) before provision for income taxes	$ 2,571,539	$ (2,785,360)	$ 1,252,543	$ (280,806)	$ 757,916

Six Months Ended June 30, 2023	Food & Beverage and Delivery	IT Supporting Services	Corporate unallocated (note)	Consolidated
Revenue	$ 18,870,698	$ 20,237	$ -	$ 18,890,935
Cost of revenue	(10,046,410)	(642,969)	-	(10,689,379)
Gross profit / (loss)	8,824,288	(622,732)		8,201,556

Operating expense
Selling, general and administrative expenses	4,709,524	2,205,252	231,690	7,146,466
Depreciation	13,241	54,800	368	68,409
Total operating expenses	4,722,765	2,260,052	232,058	7,214,875

Net profit / (loss) from operation	4,101,523	(2,882,784)	(232,058)	986,681

Interest (expense) income	(11,578)	(6,664)	-	(18,242)

Net profit / (loss) before provision for income taxes	$ 4,089,945	$ (2,889,448)	$ (232,058)	$ 968,439

Note: The Company does not allocate its expenses incurred to its reportable segments because these activities are managed at a corporate level.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of June 30, 2024, the Company is not aware of any material outstanding claim and litigation against them.

NOTE 19 - SUBSEQUENT EVENTS

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

Overview

We conduct our businesses primarily through our 98.75% owned subsidiary, Macao E-Media Development Company Limited, a Macao Company (“MED”), and 50% owned subsidiary, Gold Gold Gold Limited (“3G”), a Hong Kong company. MED has five subsidiaries, each of which is in charge of respective area such as Development & Maintenance, Marketing & Operation, Logistics & Delivery, Payment & Clearance, Emerging Market Business Development.

In this MD&A section, we will primarily discuss the business of MED, as 3G is a joint venture and its financial position and results of operations are not consolidated with our consolidated financial statements. The financial position and results of operations of 3G are summarized in the Notes to our consolidated financial statements.

As a leading mobile platform of ordering and delivery services for restaurants or other merchants, we operate in Macao, and our businesses are built on our platform, Aomi App (the “Platform”). The Platform connects restaurants/merchants (collectively referred to as “Merchants”) with consumers and delivery riders. The Platform is created to serve the needs of these three key constituencies and to become more intelligent and efficient with every customer order. As we grow, we enjoy the benefits of scale and enjoy our competitive advantages, and at the same time we deliver substantial benefits to everyone we serve.

On January 2023, the Company acquired 90% shares of Fresh Life Technology Company Limited (“Fresh Life”) through its subsidiary, Zhuhai Migua Technology Company Limited. The main business of Fresh Life is provision of logistic services in Macao.

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

In April 2024, MED set up a wholly owned subsidiary Zhuhai Aomi E-commerce Company Limited, of which the purpose is to carry out in-store business in mainland China, predominantly and initially in Zhuhai city. In-store business offers Macao users various types of vouchers, coupons, discount tickets issued by mainland merchants.

On January 3, 2024, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc., which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite production and sales, including establishing a production line for graphite refined powder products in Madagascar. Consequently, the Company first needs to ensure the long-term, sufficient and stable supply of graphite ore, which is the most important raw material for the Company’s graphite production line. On January 18, 2024, the Company entered into a Base Agreement for Purchase of Graphite Ore with Madagascar Graphite Limited (the “Supplier”) to ensure the long-term, sufficient and stable supply of graphite ore, which is the most important raw material for the Company’s graphite production line. The Supplier owns approximately 280-square-kilometer graphite mining area in Tamatave region of Madagascar, with hundreds of millions of tons of the estimated graphite ore reserves and a history of graphite mining for more than a hundred years. On March 22, 2024, this agreement was amended and restated. Under the amended and restated agreement, the Company will not make advance payments to Supplier for the purchase of graphite ore; instead, payments will be made after manufacturing graphite products using the ore as raw material. The agreement term is one year, ending on March 30, 2025. During the term, Supplier agrees to sell and deliver to the Company, and the Company agrees to purchase and accept from Supplier sufficient amount of graphite ore so that the Company can produce up to 100,000 tons of graphite refined powder products with a carbon content of more than 95%. Parties agree to decide whether to renew or reach a new agreement 30 days before the expiration of this agreement.

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

Results of Operations

For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table shows operating results for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$20,776,677	$9,673,182	11,103,495	114.79%
Cost of revenue	15,232,613	5,401,381	9,831,232	182.01%
Gross Profit	5,544,064	4,271,801	1,272,263	29.78%

Operating expense	4,723,091	3,949,480	773,611	19.59%
Operating profit	820,973	322,321	498,652	154.71%

Other income / (expense)	(21,850)	(9,451)	12,399	131.18%
Net profit	$799,123	$312,870	486,253	155.42%

Sales

For the three months ended June 30, 2024, the Company generated sales of $20,776,677 compared to $9,673,182 for the same period of 2023. The increase of sales revenue was from the newly incorporated wholly owned subsidiary, Graphite Energy, Inc.

Costs of Goods Sold

For the three months ended June 30, 2024, the Company generated cost of good sold for $15,232,613 compared to $5,401,381 for the same period of 2023. Currently the Company is attributable to delivery rider costs and purchase of inventory and the purchase cost of graphite.

Operating expenses

For the three months ended June 30, 2024 and 2023, the Company’s selling, general and administrative expenses were $4,723,091 compared to $3,949,480 for the same period of the previous year. The increase is primarily the result of the operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the three months ended June 30, 2024, the Company had $21,850 of interest expense relating to bank loan interest payable, as compared to $9,451 of interest expense for the same period last year.

Net Profit/(Loss)

For the three months ended June 30, 2024, the Company had a net profit of $1,094,779 or $0.004 per share, as compared to a net profit of $311,714, or $0.001 per share, for the same period of 2023.

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table shows operating results for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$31,181,610	$18,890,935	12,290,675	65.06%
Cost of revenue	21,140,735	10,689,379	10,451,356	97.77%
Gross Profit	10,040,875	8,201,556	1,839,319	22.43%

Operating expense	9,236,304	7,214,875	2,021,429	28.02%
Operating profit	804,571	986,681	(182,110)	(18.46%)

Other income / (expense)	(46,655)	(18,242)	28,413	155.75%
Net profit	$757,916	$968,439	(210,523)	(21.74%)

Sales

For the six months ended June 30, 2024, the Company generated sales of $31,181,610 compared to $18,890,935 for the same period of 2023. The new generated sales were entirely from the newly acquired 98.75% owned subsidiary, MED.

Costs of Goods Sold

For the six months ended June 30, 2024, the Company generated cost of goods sold for $21,140,735 compared to $10,689,379 for the same period of 2023. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the six months ended June 30, 2024 and 2023, the Company’s selling, general and administrative expenses were $9,236,304 compared to $7,214,875 for the same period of the previous year. The increase is primarily the result of new operation generated from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the six months ended June 30, 2024, the Company had $46,655 of interest expense relating to bank loan interest payable, as compared to $18,242 of interest expense for the same period last year.

Net Profit/(Loss)

For the six months ended June 30, 2024, the Company had a net profit of $1,119,353, or $0.004 per share, as compared to a net profit of $960,773, or $0.004 per share, for the same period of 2023.

Liquidity and Capital Resources

As of June 30, 2024, the Company had cash and cash equivalents of $2,980,440 and a working capital deficit of $5,180,730. For the six months ended June 30, 2024, the Company used net cash of $272,226 from its operating activities primarily from our net profit of $757,916, adjusted net with depreciation and amortization of $87,800, a loss of disposal of equipment of $100,563, a loss of disposal of subsidiary of $425,588, a increase in account receivables of $5,995,100, a decrease in inventories of $5,633, a decrease in prepaid expenses of $137,143, a increase in deposits of $15,728, an increase in other receivables of $423,343, a decrease in accrued expense of $555,362, a decrease in deposit received of $71,114, a decrease in other payables of $32,956, an increase in account payable of $5,306,734. By comparison, net cash used in operating activities was $1,197,535 for the same period of 2023.

During the six months ended June 30, 2024, the Company provided net cash of $710,435 from its investing activities which comprised with purchase of equipment of $59,739, repayment from related company of $484,559, repayment from shareholder of $479,317, repayment from associate company of $24,059, net cash outflow from disposal of subsidiary of $118,105 and loan to associate of 99,656. By comparison, net cash provided by investing activities was $28,819 for the same period of 2023.

During the six months ended June 30, 2024, the Company’s financing activities used net cash of $669,944, which was comprised of repayment of bank loans of $941,570 and new loan borrowed from bank of $271,626. By comparison, net cash provided in financing activities was $513,678 for the same period of 2023.

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

Contractual Obligations

We have an office in Hong Kong, which is leased on a term of two years ending in January 2026. The space is approximately 770 square feet, and the rent is approximately $4,404 per month. Besides, the acquisition of Macao and Zhuhai subsidiaries, it results on addition lease for office and warehouse approximately 39,800 square feet in Macao and Zhuhai, expiring within year 2023 and 2024 with monthly payment of approximately $20,527 per month. In 2023, MED’s subsidiary, Citysearch Technology (HK) Company Limited, entered into a two-year lease for a cafe shop space of approximately 708 square feet in Hong Kong, expiring August 2025 with monthly payment of approximately $5,005 per month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

August 17, 2024