Form 10-K/A
period 2023-12-31
SCIENTIFIC ENERGY, INC
filed 2024-09-30
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Scientific Energy, Inc. (the “Company”) is filing this Amendment No. 2 on the Form 10-K/A (this “Amendment No. 2”) to amend its annual report on Form 10-K/A for the fiscal year ended December 31, 2023 as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 12, 2024 (the “Amendment No. 1"), to address certain comments from the Staff of the SEC in relation to the Amendment No. 1. Accordingly, the Company is supplementing and restating in their entirety the following sections as a result of this Amendment No. 2: (i) “Item 1A - Risk Factors”, and (ii) “Item 9C - Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.”

This Amendment No. 2 speaks as of April 16, 2024, the date of the initial filing of the Form 10-K of the Company. Except as set forth above, this Amendment No. 2 does not amend, update or restate in any way the financial statements, any other item or disclosure contained in the initial filing. As a result, this Amendment No. 2 does not reflect any event that has occurred after April 16, 2024.  Accordingly, this Amendment No. 2 should be read in conjunction with the initial filing as well as the Company’s other filings with, and reports furnished to, the SEC after April 16, 2024.

As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is filing or furnishing the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 2.

***

Company Overview

Scientific Energy, Inc, (the "Company") was incorporated under the laws of the State of Utah on May 30, 2001. It is not a Chinese operating company, but a Utah holding company with business operations primarily conducted through its majority-owned direct operating subsidiary, Macao E-Media Development Company Limited, a company incorporated in Macau (“MEMD”). We also have several direct or indirect subsidiaries incorporated in Macau, Hong Kong and the mainland China that provide back-office and technical support to our main business operations in Macau. Substantially all of our assets are located in Macau and substantially all of our revenue are derived from Macau. We do not conduct any operations in, nor do we rely on counterparties that operate in, the Xinjiang Uyghur Autonomous Region.

Our principal executive offices are located in Macau. We do not have, nor do we intend to have, any contractual arrangement to establish a variable interest entity (“VIE”) structure with any entity in Macau, Hong Kong and mainland China.

As a holding company, we have no operation of our own. Our investors hold shares of common stock in Scientific Energy, Inc. the Utah holding company. Due to the significant influence of the Chinese government on Hong Kong and Macau, as a China-based company, our business operations are also affected by the Chinese government.  Below are some risk factors relating to doing business in China.

The Public Company Accounting Oversight Board (the “PCAOB”) had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections over our auditor has deprived our investors of the benefits of such inspections.

Our auditor, the independent registered public accounting firm that issues the audit report in our SEC filings, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is located in Hong Kong Special Administrative Region of the PRC ("Hong Kong"), China, a jurisdiction where the PCAOB was unable to conduct inspections and investigations before 2022. As a result, we and investors in our securities were deprived of the benefits of such PCAOB inspections. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong in 2022. However, the inability of the PCAOB to conduct inspections of auditors in Hong Kong in the past made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China mainland and Hong Kong that have been subject to the PCAOB inspections, which could cause investors and potential investors in our securities to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our common stock may be delisted and prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCAA, as amended by Consolidated Appropriations Act 2023, and related regulations, if the PCAOB is unable to inspect or investigate completely auditors located in mainland China and Hong Kong. The delisting of our common stock or the threat of their being delisted could cause the value of our common stock to significantly decline or be worthless, and thus you could lose all or substantial portion of your investment.

Pursuant to the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act 2023, (the "HFCAA"), if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including our auditor. On May 13, 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of the annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file the annual report on Form 10-K for the fiscal year ended December 31, 2022. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in Hong Kong to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA and our securities may be delisted from OTC Markets as a result. Delisting of our securities would force holders of our securities to sell their securities. Further, we may be prohibited from listing our securities on another U.S. securities exchange. The market price of our securities could be adversely affected as a result of anticipated negative impacts of such legislative or executive actions upon, as well as negative investor sentiment toward, companies with significant operations in mainland China and Macau/Hong Kong that are listed in the United States, regardless of whether such actions are implemented and regardless of our actual operating performance. See “Item 1A. Risk Factors - Risks Related To Doing Business In China- The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the past has deprived our investors of the benefits of such inspections" and “Item 1A. Risk Factors—Risks Related To Doing Business In China - Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment."

Corporate Structure

Our corporate organizational chart, as of December 31, 2023, is as follows:

Organization Chart

SCIENTIFIC ENERGY INC
(Incorporate in the State of Utah, United States)
100%
98.75%
Sinoforte Limited
(Incorporated in Hong Kong)
Macao E-Media Development Company Limited
(Incorporated in Macao)
Transfer completed on 10 May 2021
100%
50%
100%
99%
99%
100%
70%
Qwestro Limited
(Incorporated in Hong Kong)
Gold Gold Gold Limited
(Incorporated in Hong Kong)
Zhuhai Chengmi Technology Company Ltd.
(Incorporated in China)
Squirrel Logistic Company Limited
(Incorporated in Macao)
Green Supply Chain Management Company Ltd.
(Incorporated in Macao)
Guangzhou Chengmi Technology Company Limited
(Incorporated in China)
Citysearch Technology (HK) Company Limited
(Incorporated in HongKong)
100%
Zhuhai Migua Technology Company Ltd.
(Incorporated in China)
90%
FRESH LIFE Technology Company Ltd.
(Incorporated in Macao)

2023. 12.31

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our operating subsidiaries and will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs. Our ability to receive dividends and other contributions from our subsidiaries are significantly affected by regulations promulgated by Macau, Hong Kong and mainland China authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and/or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in China.”

There was no Chinese Communist Party official who sits on the board of the Company and that the Company's certificate of incorporation and bylaws do not contain any charter of the Chinese Communist Party.

Item 1A.    Risk Factors

You should carefully consider the risk factors discussed below, as well as all other information, as an investment in the Company involves a high degree of risk. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially and adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline.

Summary of Risk Factors

Risks Related to Doing Business in China

•We operate primarily in Macau, Hong Kong and mainland China and we are subject to significant political and economic uncertainties if the Chinese government significantly alters the laws governing Macau and Hong Kong.

•The Chinese Government or Macau/Hong Kong Government may restrict our ability to transfer cash held in or from operations in mainland China or Macau or Hong Kong.

•The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the past has deprived our investors with the benefits of such inspections.

•Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

•Risk of Intervention or Control by the PRC Government

•The PRC government’s significant oversight and influence over our business operation could result in a material adverse change in our operations and the value of our stock shares.

•Changes in China’s economic, or social conditions or government policies could have a material adverse effect on our business and operations.

•Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in China, could adversely affect us.

•Permissions Required from the PRC Authorities for Our Operations

•You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management based on foreign laws.

•Our subsidiaries in mainland China are subject to restrictions on paying dividends and making other payments to our holding company.

•Governmental control of currency conversion may limit our ability to use our revenues effectively and the ability of our PRC subsidiaries to obtain financing.

Risks Related to Our Business and Industry

•There is substantial doubt regarding our ability to continue as a going concern.

•Our revenue heavily depends on a limited customer base, a trend likely to continue.

•If we fail to retain our existing merchants and consumers or acquire new merchants and consumers in a cost-effective manner, our revenue, revenue growth, and margins may decrease and our business, financial condition, and results of operations could be adversely affected.

•We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.

•We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, our business would be adversely affected.

•We are subject to payment-related risks, and if payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

•We rely on third parties, including our payment processor, cloud providers and data center host, and if these or other third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business and results of operations could be harmed.

Risks Related to Our Common Stock

•Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

•There currently is only a minimal liquid public market for our common stock. Failure to develop or maintain a liquid public trading market could negatively affect the value of our common stock and make it difficult or impossible for stockholders to sell their shares when desired or at desired prices.

•We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value.

•There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock.

•We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

Risks Related to Doing Business in China

We operate primarily in Macau, Hong Kong and mainland China and we are subject to significant political and economic uncertainties if the Chinese government significantly alters the laws governing Macau and Hong Kong.

We operate in Macau, Hong Kong and PRC. There are many risks associated with being a U.S. public company with Macau/Hong Kong-based and mainland China-based operations. The control of the Communist Party over the government of PRC and Macau and Hong Kong injects potential risk exposure from sudden, unexpected changes in laws or regulations or trade regulations that could be adverse to us. Any changes in PRC laws and regulations, or their interpretation, or the imposition of new taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Any decrease in our revenues or an increase in operating costs (and corresponding reduction in our cash flows) would also adversely affect our ability to pay our indebtedness as it comes due.

The Chinese government may exercise significant oversight and discretion over the conduct of the Company and Company’s operating subsidiaries in mainland China as well as in Macau and Hong Kong (despite Macau and Hong Kong being a separate system from mainland China) and may intervene in or influence our operations and our status as a U.S. public holding company at any time. These Chinese governmental actions:

1)	could disallow our corporate structure as a U.S. public holding company in Macau and Hong Kong or our ownership of Mainland Chinese subsidiaries;

2)

could result in a material change in our operations, including, without limitation, reincorporation of companies, transfers of operations or assets to other jurisdictions, cessations of operations, bankruptcy, insolvency, liquidation, changes in business lines, efforts to list or continue to trade our securities on non-U.S. securities exchanges and quotation systems, and going private transactions – each of these transactions could adversely impact an investment in the Company;

3)	could hinder our ability to continue to offer securities to investors outside of China and Macau and Hong Kong or list our securities on any U.S. national securities exchange or OTC Markets; and

4)	may cause the value of our securities to significantly decline or become illiquid investment or completely worthless.

Significant changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has generally been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies, from time to time without notice and in respect of Macau/Hong Kong SAR.

The Chinese Government or Macau/Hong Kong Government may restrict our ability to transfer cash held in or from operations in mainland China or Macau or Hong Kong.

To the extent cash in the Company’s or its subsidiaries’ business is held in mainland China or Macau/Hong Kong, or held by a Chinese or Macau or Hong Kong entity, those funds may not be available to fund operations of the Company or its subsidiaries or for other uses outside of China or Macau/Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of the Company or its subsidiaries by the Chinese government to transfer cash. There can be no assurance the Chinese government will not intervene in or impose restrictions on the ability of the Company or its subsidiaries to transfer cash outside of China or Hong Kong.

The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the past has deprived our investors with the benefits of such inspections.

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. The auditor is located in Hong Kong, a jurisdiction where the PCAOB had historically been unable to conduct inspections and investigations completely before 2022. As a result, we and investors in our common stock were deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China, including Hong Kong and Macau, in the past has made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. However, if the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong, and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we and investors in our common stock would be deprived of the benefits of such PCAOB inspections again, which could cause investors and potential investors in our shares to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our common stock may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong and our auditor was subject to that determination. On May 13, 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file the annual report on Form 10-K for the fiscal year ended December 31, 2022.

Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in Hong Kong to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year.

In accordance with the Holding Foreign Companies Accountable Act ("HFCAA"), as amended by the Consolidated Appropriations Act, 2023, if the PCAOB is unable to continue to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong, including our independent registered public accounting firm, for two consecutive years, our common stock would be prohibited from trading on a U.S. stock exchange and “over-the-counter” in the U.S. This potential lack of full audit and inspection could deprive investors in our Common Stock of the benefits of PCAOB oversight and inspections. The potential inability of the PCAOB to conduct inspections of auditors in mainland China and Hong Kong could make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of mainland China and Hong Kong that are subject to complete audit and investigation by the PCAOB. This potential limitation on PCAOB audit and inspection could cause investors and potential investors in our Common Stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements. This potential lack or loss of confidence could not only cause investors to avoid trading our Common Stock or sell positions in our Common Stock, but could also undermine efforts of the Company to secure equity or debt financing, adversely influence the decision of third parties to conduct business with us, or have other adverse business or financial consequences.

Risk of Intervention or Control by the PRC Government

As a China-based company traded on the OTC Markets in the United States, it is important to acknowledge the significant influence and regulatory oversight exercised by the PRC government over our operations. The PRC government’s involvement can have a material impact on our business and the value of our securities. We operate in accordance with the laws and regulations of Macau, Hong Kong and China, which can change and be subject to interpretation by the authorities. The PRC government may have authority over various aspects of our business, including regulatory approvals, licensing, and permits. Changes in government policies, geopolitical factors, or other external influences may result in regulatory decisions that could affect our ability to operate effectively or access capital markets. It is essential for investors to recognize the potential uncertainties associated with the PRC government’s involvement, which may lead to increased volatility in the trading of our securities and could impact their market value. We encourage investors to consider these unique challenges when evaluating our company as an investment opportunity.

The PRC government’s significant oversight and influence over our business operation could result in a material adverse change in our operations and the value of our stock shares.

We, through our operating subsidiaries, conduct our business primarily in Macau, Hong Kong and China. Our operations in China are governed by PRC laws and regulations. The PRC government has significant oversight and influence over the conduct of our business, and it may intervene in or influence our operations as it deems appropriate to advance regulatory and societal goals and policy positions. The PRC government has recently published new regulations and policies that significantly affected certain industries, and we cannot rule out the possibility that the PRC government will in the future release regulations or policies that directly or indirectly affect our industry or require us to seek additional permission to continue our operations, which could result in a material adverse change in our operation and/or the value of our shares. Therefore, investors of our company and our business face potential uncertainty from actions taken by the PRC government affecting our business.

Changes in China’s economic, or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by economic and social conditions in China generally.

The PRC government also exercises significant influence over China’s economic growth through setting monetary policy, and providing preferential treatment to particular industries or companies. Any adverse changes in economic conditions in China, or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations.

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in China, could adversely affect us.

The PRC legal system is based on written statutes and court decisions that have limited precedential value. The PRC legal system is evolving rapidly, and therefore the interpretations and enforcement of many laws, regulations and rules may contain reasonable uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since partial statutory and contractual terms may remain reasonable blank or uncertainty due to the rapid evolvement, it may be difficult to predict the outcome of a judicial or administrative proceeding.

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Permissions Required from the PRC Authorities for Our Operations

We conduct our business primarily through our subsidiaries in Macau, and a small supporting portion in mainland China. Our operations in China are governed by PRC laws and regulations. As of the date of this annual report, our PRC subsidiaries have obtained the requisite licenses and permits from the PRC government authorities that are material for the business operations of our subsidiaries in China, including, Business license, the Human Resource Services License. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we may be required to obtain additional licenses, permits, filings or approvals for the services in the future.

Furthermore, in connection with our issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we, our mainland China subsidiaries, (i) are not required to obtain permissions from the China Securities Regulatory Commission, or the CSRC, (ii) are not required to go through cybersecurity review by the Cyberspace Administration of China, or the CAC, and (iii) have not been asked to obtain such permissions by any PRC authority.

However, the PRC government has recently indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers.

If any of our Company, our subsidiaries do not receive or maintain the requisite permissions or approvals for our operations, or inadvertently conclude that such permissions or approvals are not required, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations or failures, including imposing fines, confiscating our incomes and products that are deemed to have been obtained through illegal operations, and discontinuing or restricting our operations. It could result in substantial additional costs, adversely affect our ability to conduct our business, compete with other companies, our financial performance and negatively affect investors’ confidence in our financial performance and business prospects. Even if such permissions or approvals are ultimately granted, we may not successfully maintain or renew them and they may be withdrawn. Since applicable laws, regulations, or interpretations for the permissions or approvals may change and we may be required to obtain additional permissions or approvals in the future, we cannot assure you that we may obtain such permissions or approvals in a timely manner, or at all. It could result in a material change in our operations and we may be required to recall some of our current or future products, or even to partially suspend or totally shut down our production. In addition, regulatory changes may relax certain requirements that could benefit our competitors or lower market entry barriers and increase competition. Furthermore, it could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management based on foreign laws.

Substantially all of our assets and operations are located in China, and substantially all our officers and directors reside within China. As a result, it may be difficult for you to effect service of process upon us or those persons inside the mainland of China. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors as none of them currently resides in the United States or has substantial assets located in the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

Our subsidiaries in mainland China are subject to restrictions on paying dividends and making other payments to our holding company.

As a holding company, we conduct substantially all of our business operations through our consolidated subsidiaries incorporated in Macau, Hong Kong and mainland China. Up to date, we have not received any dividend payments from our subsidiaries, however, in the future, we may rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in China is subject to limitations. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. As a result, our mainland China subsidiaries are restricted in their ability to transfer a portion of their net assets to us in the form of dividends. In addition, if any of our Mainland subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of our Mainland subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

We do not have, nor do we intend to have, any contractual arrangement to establish a variable interest entity (“VIE”) structure with any entity in Mainland PRC, including in Macau and Hong Kong. Cash from financings and operations is primarily retained by our operating subsidiaries for the purposes of funding our operating activities and capital expenditures. Cash within our group is primarily transferred between our subsidiaries through intercompany loan arrangements. Financing raised by Scientific Energy, Inc. has been transferred to our financing and operating subsidiaries through the use of equity capital contributions or intercompany loan arrangements. In 2022 and 2023, excluding cash transferred for the purpose of the settlement of intragroup charges, no cash has been transferred to our holding company, Scientific Energy, Inc., from its subsidiaries. There are no regulatory or foreign exchange restrictions or limitations on our ability to transfer cash within our corporate group, except that our subsidiaries incorporated in Macau are required to set aside a specified amount of the entity’s profit after tax as a legal reserve which is not distributable to the shareholders of such subsidiaries.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future.

Governmental control of currency conversion may limit our ability to use our revenues effectively and the ability of our PRC subsidiaries to obtain financing.

The PRC government imposes control on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive a small portion of our revenues in Renminbi, which currently is not a freely convertible currency. Restrictions on currency conversion imposed by the PRC government may limit our ability to use revenues generated in Renminbi to fund our expenditures denominated in foreign currencies or our business activities outside China. Under China’s existing foreign exchange regulations, Renminbi may be freely converted into foreign currency for payments relating to current account transactions, which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. Our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE, by complying with certain procedural requirements. Our PRC subsidiaries may also retain foreign currency in their respective current bank accounts for use in payment of international current account transactions. However, we cannot assure you that the PRC government will not take measures in the future to restrict access to foreign currencies for current account transactions. Conversion of Renminbi into foreign currencies, and of foreign currencies into Renminbi, for payments relating to capital account transactions, which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the Renminbi for capital account transactions could affect the ability of our PRC subsidiaries to make investments overseas or to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions from us. We cannot assure you that the registration process will not delay or prevent our conversion of Renminbi for use outside of China.

Risks Related to Our Business and Industry

There is substantial doubt regarding our ability to continue as a going concern.

The report of Centurion ZD CPA & Co, our independent registered public accounting firm, with respect to our consolidated financial statements as of and for the year ended December 31, 2023 contains an explanatory paragraph as to our potential ability to continue as a going concern. As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements as of and for the year ended December 31, 2023 contained herein, we had net profit of $1,828,310, and had an accumulated deficit of $11,946,908. We will control our operating costs and require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. Current or past lenders may decline to provide new funding. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

Our revenue heavily depends on a limited customer base, a trend likely to continue.

We operate in Macau and serve approximately over one million people, of which approximately 700,000 are permanent residents and more than 300,000 are non-Macau residents/college students who work or study full time in Macau. Our customers are mainly Macau residents, i.e., Macau households, office workers, laborers and college students. Due to the nature of our industry, we have a limited customer base and have depended on a small number of customers for a significant portion of our revenue. As of December 31, 2023, we had approximately 780,000 active registered platform customers and served over 5,500 partnered merchants. For the years ended December 31, 2023 and 2022, none of these active platform customers or merchants accounted for 10% or more of our net revenues. Our limited customer base could make it difficult to grow our business significantly.

If we fail to retain our existing merchants and consumers or acquire new merchants and consumers in a cost-effective manner, our revenue, revenue growth, and margins may decrease and our business, financial condition, and results of operations could be adversely affected.

As of December 31, 2023, we retained more than 5,500 merchants on our platform We believe that growth of our business and revenue is dependent on our ability to cost-effectively grow our platform by retaining our existing merchants and consumers and adding new merchants and consumers, including in new markets. The increase in merchants attracts more consumers to our platform and the increase in consumers attracts more merchants. This network takes time to build and may grow slower than we expect or slower than it has grown in the past. If we fail to retain either our existing merchants, especially our most popular merchants, or consumers, the value of our network would be diminished. We expect to continue to incur expenses to acquire additional merchants and consumers. In expanding our operations into new markets to acquire additional merchants and consumers, we may be placed into unfamiliar competitive environments, and we may invest significant resources with the possibility that the return on such investments will not be achieved for several years or at all. We cannot assure you that the revenue from the merchants and consumers we acquire will ultimately exceed the cost of acquisition.

In addition, if merchants on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, or if our relationships with merchants on our platform deteriorate, we may not be able to provide consumers with sufficient merchant selection. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. Similarly, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected.

We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.

The markets in which we operate are intensely competitive and characterized by shifting customer preferences, fragmentation, and frequent introductions of new services and offerings. As a leading mobile food and grocery ordering and take-out delivery service in Macau, we primarily compete with the traditional offline ordering process used by the vast majority of restaurants/grocery stores and diners involving paper menus that restaurants distribute to diners, as well as advertising that restaurants/grocery stores place in local publications to attract customers. For dining customers, we compete with the traditional ordering process by aggregating restaurant and menu information in one place online so that it is easier and more convenient to find a desirable restaurant option and place a customized order without having to interact directly with the restaurants. For restaurants, we offer a more targeted marketing opportunity than the telephone pages, billboards or other local advertising media since dining customers typically access our platform when they are looking to place a takeout order, and we capture the transaction right at the time when a dining customer has made a decision.

Most restaurants in Macau are small businesses, who do not have their own standalone websites and online interfaces. Compared to other dining platforms, we offer customers a wide range of choices, with over 5,500 restaurants on our platform, including low cost or no cost delivery, menu price parity with any other online ordering option and the lowest overall pricing and most compelling rewards for customers in Macau.

There is another mobile food delivery service provider in Macau, MFood, which was established in 2020. While MFood has access to a massive number of customers inherited from its partner, MFood is relatively small in scale and unable to compete with us effectively.

As we continue to expand to verticals beyond food, we may compete with additional businesses with substantial resources, users, and market and brand power. Our competitors may also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Such efforts may lead us to lose market share or require us to increase our marketing expenses in order to maintain our market share. For all of these reasons, we may not be able to compete successfully. If we lose existing merchants, consumers, or fail to attract new merchants or consumers, or are forced to reduce our commission rate or make pricing concessions as a result of increased competition, our business, financial condition, and results of operations would be adversely affected.

We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, our business would be adversely affected.

We rely on merchants on our platform to provide quality goods to our consumers at expected price points. If these merchants experience difficulty servicing consumer demand, producing quality goods, meeting our requirements and standards, or price their goods on our platform at unreasonable rates, our reputation and brand could be damaged. An increase in merchant operating costs, whether due to inflation or otherwise, could cause merchants on our platform to raise prices, renegotiate commission rates, or cease operations, which could in turn adversely affect our revenue, operational costs, and efficiency. Further, some items on our platform are listed at higher prices relative to their in-store prices. This practice can negatively affect consumer perception of our platform and could result in a decline in consumers or order volume, or both, which would adversely affect our business, financial condition, and results of operations.

Systems failures and resulting interruptions in the availability of our websites, mobile applications, or platform could adversely affect our business, financial condition, and results of operations.

It is critical to our success that merchants, consumers, and delivery riders be able to access our platform at all times. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. It may become increasingly difficult and expensive to maintain and improve the performance of our systems and the availability of our platform, especially during peak usage times, as our operations grow and the usage of our platform increases.

We have not experienced, but may likely experience, in the future, significant system failures and other events or conditions that interrupt the availability or reduce or affect the speed or functionality of our platform. These events could result in significant losses of revenue and may harm our brand and reputation. Affected customers could also seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in the loss of customers.

Growth of our business will depend on a strong brand and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of merchants and customers and our ability to increase their level of engagement.

We believe that a strong brand is necessary to continue to attract and retain customers and, in turn, the merchants in our network. We need to maintain, protect and enhance our brand in order to expand our base of customers and increase their engagement with our platform and mobile applications. This will depend largely on our ability to continue to provide differentiated products, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. If we are unable to maintain or enhance merchants and customers awareness in a cost-effective manner, our brand, business, results of operations and financial condition could be harmed. Furthermore, negative publicity about our platform, including delivery problems, issues with our technology and complaints about our personnel or customer service, could diminish confidence in, and the use of, our products, which could harm our results of operations and business.

We are subject to payment-related risks, and if payment processors are unwilling or unable to provide us with payment processing service or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business and results of operations could be harmed.

We accept payments using a variety of methods, including credit and debit cards, WeChat pay, Alipay and Mpay. For certain payment methods, including credit and debit cards, we pay bank interchange and other fees. These fees may increase over time and raise our operating costs and lower our profitability. We rely on third parties to provide payment processing services, including the processing of credit and debit cards. Our business may be disrupted for an extended period of time if any of these companies becomes unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and results of operations could be harmed.

We rely on third parties, including our payment processor, cloud providers and data center host, and if these or other third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business and results of operations could be harmed.

Our success will depend upon our relationships with third parties, including our payment processor, cloud providers and data center host. We rely on a third-party payment processor and encryption and authentication technology licensed from third parties that is designed to effect secure transmission of personal information provided by our diners. We also rely on a combination of a third-party data center host and cloud providers to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. If our payment processor, a cloud provider or data center host, or another third party, does not perform adequately, terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may have difficulty finding an alternate provider on similar terms and in an acceptable timeframe, our costs may increase and our business and results of operations could be harmed.

Cyberattacks or risks related to cybersecurity could have a material effect on our business.

As a mobile platform-based business, we face ongoing risks from cyberattacks. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures.

Network disruptions, security breaches and other significant failures of our platform and networks could (i) disrupt the proper functioning of our networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized use of our services or products without payment; (iii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; and (iv) require significant management attention or financial resources to remedy the damages that result or to change our systems and processes. We could be subject to claims for contract breach, damages, credits, fines, penalties, termination, or other remedies from our customers, and subject to additional scrutiny or litigation by regulators, as a result of network disruptions, security breaches and other significant failures of the above-described systems, any or all of which could result in a loss of business, damage to our reputation among our customers and the public generally and have a negative impact on our results of operations, financial condition, and cash flows.

Our success depends on certain key personnel. We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our business.

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, who generally have, in our opinion, significant experience with us and substantial relationships and reputations within the industry of our services. We do not currently have an employment agreement or non-competition agreement with our key executive personnel, or with most of our key technical and engineering personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on business developments and projects and could have an adverse impact on our customers and industry relationships, our business, operating results or financial condition. While we may rely on independent contractors or consultants for technical needs, we may also experience an inability to hire such expertise in the future. The job market for experienced IT personnel is competitive in PRC and Hong Kong, our primary markets, as well as globally. We also lack the resources or funding to match more established competitors’ compensation packages for the kind of experienced executive personnel and key technical personnel that is critical to our company’s survival and success. Currently we have not developed a formal succession plan for key personnel and do not have key man life insurance.

Our business, financial condition, and operational results could be significantly impacted by any economic downturns in Macroeconomic environment, especially Macau and PRC.

The majority of our operations are based in Macau. Consequently, our financial condition and operational results may be significantly impacted by major political, social, and economic developments in Macau and PRC. A slowdown in economic growth in either region could adversely affect user numbers and their spending through our mobile application, which, in turn, could materially impact our financial performance.

Several factors have contributed to recent economic challenges in the PRC, including government measures to stabilize the housing market and disruptions from COVID-19, which have led to reduced consumer discretionary budgets and lower spending on travel and leisure. Additionally, the PRC's common prosperity initiative, launched in 2021, aims to reduce wealth inequality, which may alter spending habits. Changes in income tax rates or policies aimed at discouraging conspicuous consumption could further influence our patrons' spending patterns. These government measures, along with others aimed at controlling economic growth—such as tightening credit and liquidity—have likely contributed to a slowdown in the PRC’s economy. According to preliminary estimates from the National Bureau of Statistics of China, the GDP growth rate for the PRC was 5.2% in 2023, which was an improvement over 3.0% in 2022 but below the 8.4% recorded in 2021. Any future slowdown in the PRC’s growth could negatively affect financial markets, currency exchange rates, and other economies, as well as our users' willingness to spend in Macau or PRC.

There is no assurance that economic downturns, whether actual or perceived, will not occur or persist, or that governments will respond effectively to mitigate these conditions. Such uncertainties could materially and adversely affect our business, financial condition, and results of operations.

Tensions between the United States and China have been escalating due to ongoing trade disputes and various political factors. Continued global political tensions could diminish trade, investment, technological exchanges, and other economic activities between these two major economies, which would adversely affect global economic conditions and the stability of financial markets. The implementation of the National Security Law for Hong Kong and subsequent statements from the U.S. Department of State have further strained Sino-U.S. relations, potentially harming the Chinese economy and reducing consumer spending.

Since 2022, ongoing pressure on the Chinese property market and the economic downturn following COVID-19 have negatively impacted the high-yield bond market for issuers across sectors connected to the PRC. Additionally, factors influencing discretionary consumer spending—such as disposable income levels, recession fears, diminished consumer confidence, shifting preferences, and rising costs of energy, fuel, and travel—could adversely affect our business. A prolonged period of reduced discretionary spending and disruptions in travel could materially impact our operations, results, and financial condition.

Risks Related to Our Common Stock

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

The common stock of the Company is considered to be penny stock under rules promulgated by the SEC. The SEC adopted Rule 3a51-1 (17 CFR §240.3a51-1) under the Exchange Act, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of Exchange Act requires:

*	that a broker or dealer approve a person’s account for transactions in penny stocks, and

*	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and

*	quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

*	obtain financial information and investment experience objectives of the person, and

*

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

*	sets forth the basis on which the broker or dealer made the suitability determination, and

*	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock. Brokers may also have internal rules against trading, supporting as a market maker or otherwise handling or accepting for deposit any “penny stock” in general.

There currently is only a minimal liquid public market for our common stock. Failure to develop or maintain a liquid public trading market could negatively affect the value of our common stock and make it difficult or impossible for stockholders to sell their shares when desired or at desired prices.

The common stock of the Company is quoted on the OTC Pink marketplace, and has been traded very thinly and infrequently. Due to a lack of a significant public float, institutional investor support and primary market makers, our common stock is less liquid, receives little if no coverage by security analysts and news media, and generates lower prices than might otherwise be obtained if the common stock was listed on a national securities exchange or quoted on NASDAQ, had institutional investor support, active primary market makers and had analysts’ coverage. The penny stock status of the Company makes very difficult to attract institutional investor or market maker support, which in turn negatively impacts the liquidity and price of the Common Stock.

The market price for our common stock can be volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history of our current services and lack of sustained profits from fiscal year to fiscal year – all of those factors can foster fluctuations in our share price.

The market for our common stock can be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be potentially more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and very thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operations and lack of sustained profits to date, and uncertainty of future market acceptance for our existing and potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute the Company’s share value.

The Articles of Incorporation of the Company authorizes the issuance of 500,000,000 shares of common stock. As of September 27, 2024, we have 263,337,500 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of the Company’s common stock held by the Company’s then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors and might have an adverse effect on any trading market for the Company’s common stock.

There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock.

The common stock of the Company currently trades on the OTC Pink Sheets under the symbol “SCGY” and currently there is minimal trading in the Company’s common stock. There can be no assurance as to the liquidity of any markets that may develop for the Company’s common stock, the ability of holders of the Company’s common stock to sell the Company’s common stock, or the prices at which holders may be able to sell the Company’s common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of the Company’s common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s common stock, and the market value of the Company’s common stock would likely decline.

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

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

On May 13, 2022, the Company was conclusively identified by the SEC as a Commission-Identified Issuer pursuant to the Holding Foreign Companies Accountable Act (the "HFCAA") because it filed its annual reports on Form 10-K containing audited financial statements for the fiscal years ended December 31, 2021 and 2020 with an audit report by Centurion ZD CPA &Co. ("Centurion"). Centurion is a Hong Kong-based public accounting firm previously deemed to be inaccessible for complete inspection by the PCAOB due to an authority's position in the foreign jurisdiction. In August 2022, the PCAOB took a significant step toward inspecting and investigating registered public accounting firms in mainland China and Hong Kong by signing a Statement of Protocol with the CSRC and the Ministry of Finance of the People's Republic of China. From September to November 2022, PCAOB staff conducted on-site inspections and investigations of Centurion.

On December 15, 2022, the PCAOB announced that it had obtained complete access to inspect and investigate registered public accounting firms in mainland China and Hong Kong. It also confirmed that, until new determinations are issued by the PCAOB, no Commission-Identified Issuers, including the Company, are at risk of trading prohibition under the HFCAA. For this reason, the Company do not expect to be identified as a Commission - Identified Issuer under the HFCAA after it files the annual report on Form 10-K for the fiscal year ended December 31, 2022.

As of the date of the Form 10-K for the fiscal year ended December 31, 2023 and up to date, the Company is not owned or controlled by governmental entities in mainland China or Hong Kong. The Company made this determination based on (1) a review of the Company’s stockholder lists, by which the Company is not aware of any governmental entities in mainland China or Hong Kong that are beneficial or record holders of any shares of the Company; (2) no governmental entities have made any disclosures on Schedule 13D or Schedule 13G indicating that they own any shares of the Company; (3) the Company is not a party to any material contracts with a foreign governmental entity; (4) the amended articles of incorporation of the Company do not contain any provisions known to include charter or charter provisions of the Chinese Communist Party; and (5) there is no foreign government representative on the Company’s board of directors. Based on the above, the Company has determined that no governmental entity in mainland China or Hong Kong has the power to direct or control our management, policies or possess a controlling financial interest.

In a questionnaire as part of the Company's compliance procedures, all directors of the Company and its consolidated foreign operating entities confirmed in such questionnaire that such director is not an official of the Chinese Communist Party. As part of their employment onboarding process, the directors are required to provide their background information, including any affiliation with the Chinese Communist Party, to the Company. In addition, it is our policy that employees have obligations to report any external commitment, including their status as officials of the Chinese Communist Party. To date, none of these employee directors has reported to the Company regarding their status as officials of the Chinese Communist Party. Therefore, based on information collected from these employee directors, we believe that none of the members of the board of directors of the Company or the consolidated foreign operating entities is an official of the Chinese Communist Party.

The Company did not rely upon any legal opinions or third-party certifications such as affidavits as the basis for its disclosure statement as above.

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

SCIENTIFIC ENERGY, INC.

September 27, 2024	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 27, 2024	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director