Form 10-Q
period 2024-09-30
SCIENTIFIC ENERGY, INC
filed 2024-11-21
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of November 19, 2024.

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

Corporate Structure

Our corporate organizational chart, as of September 30, 2024, is as follows:

Organization Chart

SCIENTIFIC ENERGY INC
(Incorporate in the State of Utah, United States)
100%
98.75%
100%
Sinoforte Limited
(Incorporated in Hong Kong)
Macao E-Media Development Company Limited
(Incorporated in Macao)
Transfer completed on 10 May 2021
Graphite Energy,Inc.
Incorporate in the State of Florida, United States
100%
50%
Qwestro Limited
(Incorporated in Hong Kong)
Gold Gold Gold Limited
(Incorporated in Hong Kong)
100%
99%
100%
100%
70%
Green Supply Chain Management Company Ltd.
(Incorporated in Macao)
Guangzhou Chengmi Technology Company Limited
(Incorporated in China)
Zhuhai Chengmi Technology Company Ltd.
(Incorporated in China)
Citysearch Technology (HK) Company Limited
(Incorporated in HongKong)
100%
Zhuhai Migua Technology Company Ltd.
(Incorporated in China)
Zhuhai Aomi E-commerce Company Limited
(Incorporated in China)
90%
FRESH LIFE Technology Company Ltd.
(Incorporated in Macao)

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our operating subsidiaries and will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs. Our ability to receive dividends and other contributions from our subsidiaries are significantly affected by regulations promulgated by Macau, Hong Kong and mainland China authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and/or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to Item 1A. Risk Factors disclosed in Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2023

There was no Chinese Communist Party official who sits on the board of the Company and that the Company's certificate of incorporation and bylaws do not contain any charter of the Chinese Communist Party.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
ASSETS	unaudited
Current assets:
Cash and cash equivalents	$ 6,795,889	$ 3,164,464
Loan receivables	1,190,029	958,534
Accounts receivable	5,785,224	1,338,318
Other receivables	1,210,471	593,415
Amount due from related companies	396,524	491,256
Amount due from joint venture	319	24,679
Inventories	112,155	67,569
Prepaid expense	2,419,790	645,667
Total current assets	17,910,401	7,283,902

Non-current assets:
Property, plant and equipment, net	168,423	192,336
Intangible assets	1,323,958	1,423,234
Goodwill	72,667,589	72,667,589
Operating lease right to use assets	443,357	236,478
Deposits	173,971	145,532
Total non-current assets	74,777,298	74,665,169

Total assets	$ 92,687,699	$ 81,949,071

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payable	$ 12,529,512	$ 5,077,329
Accrued expenses	2,509,645	2,699,239
Deposit received	1,548,094	1,762,678
Other payables	2,302,643	1,308,957
Bank loans	2,358,738	2,239,534
Operating lease liabilities	245,725	188,214
Total current liabilities	21,494,357	13,275,951

Non-current liabilities:
Bank loans	-	18,647
Operating lease liability	197,632	48,264
Total non-current liabilities	197,632	66,911

Total liabilities	21,691,989	13,342,862

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(8,980,282)	(11,946,908)
Accumulated other comprehensive income	25,114	40,217
Total stockholders' surplus	72,138,845	69,187,322

Non-controlling interests	(1,143,135)	(581,113)

Total liabilities and stockholders' equity	$ 92,687,699	$ 81,949,071

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended September 30, 2024	Three Months ended September 30, 2023	Nine Months ended September 30, 2024	Nine Months ended September 30, 2023
REVENUE	$ 19,378,637	$ 9,748,254	$ 50,560,247	$ 28,639,189
COST OF REVENUE	(12,871,058)	(5,124,456)	(34,011,793)	(15,813,835)
GROSS PROFIT	6,507,579	4,623,798	16,548,454	12,825,354

OPERATING EXPENSES:
Selling, general and administrative expenses	4,790,403	3,818,985	13,513,319	10,965,451
Loss on disposal of subsidiary	-	-	425,588	-
Depreciation	54,662	58,847	142,462	127,256
Total operating expenses	4,845,065	3,877,832	14,081,369	11,092,707

NET PROFIT/(LOSS) FROM OPERATIONS	1,662,514	745,966	2,467,085	1,732,647

Other income (expense):
Interest (expense) income	(15,060)	(13,670)	(61,715)	(31,912)

Net profit/(loss) before provision for income taxes	1,647,454	732,296	2,405,370	1,700,735

Income taxes	(766)	(8,741)	(766)	(8,741)

NET PROFIT/(LOSS)	$ 1,646,688	$ 723,555	$ 2,404,604	$ 1,691,994

Net profit/(loss) attributable to non-controlling interests	200,585	(7,987)	562,022	(15,653)

Net profit/(loss) attributable to Scientific Energy, Inc.	$ 1,847,273	$ 715,568	$ 2,966,626	$ 1,676,341

OTHER COMPREHENIVE GAIN/(LOSS):
Net income	$ 1,646,688	$ 723,555	$ 2,404,604	$ 1,691,994
Foreign translation gain	(14,223)	(25,834)	(15,103)	-

Total comprehensive income	$ 1,632,465	$ 697,721	$ 2,389,501	$ 1,691,994

Foreign translation gain (loss) attributable to non-controlling interest	-	41,093	8,680	41,093

Comprehensive income attributable to Scientific Energy, Inc.	$ 1,847,273	$ 756,661	$ 2,975,306	$ 1,717,434

Net profit/(loss) per common share, basic and diluted	$ 0.007	$ 0.003	$ 0.011	$ 0.006

Weighted average common shares outstanding, basic and diluted	263,337,500	263,337,500	263,337,500	263,337,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2024

					Other
	Common stock		Additional	Accumulated	Comprehensive	Non-Controlling
	Shares	Amount	Paid-in Capital	Deficit	Income (loss)	Interests	Total

Balance, December 31, 2023	263,337,500	$ 2,633,375	$ 78,460,638	$ (11,946,908)	$ 40,217	$ (581,113)	$ 68,606,209

Foreign currency transaction gain	-	-	-	-	5,490	8,680	14,170

Disposal of subsidiary	-	-	-	-	-	(28,645)	(28,645)

Net profit	-	-	-	24,574	-	(37,136)	(12,562)

Balance, March 31, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (11,922,334)	$ 45,707	$ (638,214)	$ 68,579,172

Foreign currency transaction gain	-	-	-	-	(6,370)	-	(6,370)

Net profit	-	-	-	1,094,779	-	(295,656)	799,123

Balance, June 30, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (10,827,555)	$ 39,337	$ (933,870)	$ 69,371,925

Foreign currency transaction gain		-	-	-	(14,223)	-	(14,223)

Net profit	-	-	-	1,847,273	-	(209,265)	1,638,008

Balance, September 30, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (8,980,282)	$ 25,114	$ (1,143,135)	$ 70,995,710

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Non-Controlling Interests	Total
Balance, December 31, 2022	263,337,500	$ 2,633,375	$ 78,460,638	$ (14,034,905)	$ 32,629	$ (160,788)	$ 66,930,949

Foreign currency transaction loss	-	-	-	-	(11,923)	-	(11,923)

Net loss	-	-	-	649,059	-	6,510	655,569

Balance, March 31, 2023 (unaudited)	263,337,500	2,633,375	78,460,638	(13,385,846)	20,706	(154,278)	67,574,595

Foreign currency transaction gain	-	-	-	-	37,757	-	37,757

Net loss	-	-	-	311,714	-	1,156	312,870

Balance, June 30, 2023 (unaudited)	263,337,500	2,633,375	78,460,638	(13,074,132)	58,463	(153,122)	67,925,222

Foreign currency transaction gain	-	-	-	-	15,259	-	15,259

Net loss	-	-	-	715,568	-	7,987	723,555

Balance, September 30, 2023 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (12,358,564)	$ 73,722	$ (145,135)	$ 68,664,036

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$ 2,404,604	$ 1,691,994
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,993	23,290
Amortization	106,470	103,966
Loss on disposal of property and equipment	83,758	647
Loss on disposal of subsidiary	425,588	-
Over provision of amortization	-	(63,940)
Account receivables	(4,446,906)	1,061,700
Inventories	(44,585)	(5,504)
Deposits	(1,824,371)	4,145
Prepaid expenses	21,810	375,772
Other receivables	(638,948)	(166,990)
Accrued expenses	(189,595)	(661,155)
Deposits received	(214,585)	(495,748)
Other payable	(34,890)	(83,893)
Accounts payable	7,452,183	(1,810,643)
Net cash provided by / (used in) operating activities	3,136,526	(26,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(112,044)	(27,892)
Purchase of intangible asset	-	(242,412)
Repayment from / (advance to) related company	137,936	(277,178)
Repayment from associate	24,359	-
Repayment from shareholder	687,497	354,720
Net cash outflow from disposal of subsidiary	(118,105)	-
Loan receivable (to) / from associate	(231,495)	63,010
Net cash provided by / (used in) investing activities	388,148	(129,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan borrowings	2,321,359	899,947
Repayment of bank borrowings	(2,229,513)	(264,322)
Net cash provided by financing activities	91,846	635,625

Effect of currency rate changes on cash	14,905	(4,838)

Net decrease in cash and cash equivalents	3,631,425	474,676
Cash and cash equivalents, beginning of period	3,164,464	2,077,797

Cash and cash equivalents, end of period	$ 6,795,889	$ 2,552,473

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 61,715	$ 31,912
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 443,357	$ 254,200
Record lease liabilities upon adoption of ASC 842	$ 443,357	$ 254,200

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company has a 98.75% owned subsidiary, MED. Zhuhai Chengmi Technology Company Limited, Guangzhou Chengmi Technology Company Limited, in turn, are the 100% owned subsidiaries with MED. Green Supply Chain Management Company Limited is the 99% owned subsidiary with MED. Zhuhai Migua Technology Company Limited is 100% owned subsidiary by Zhuhai Chengmi Technology Limited and has a 90% owned subsidiary, Fresh Life Technology Company Limited. MED acquired 70% shares of Citysearch, before MED set up a wholly-owned subsidiary Zhuhai Aomi E-commerce Company Limited. All of the above companies consolidate with MED.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024.

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

As of September 30, 2024, and December 31, 2023, the Company maintained $3,894,266 and $3,157,764 in foreign bank accounts not subject to FDIC coverage.

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

The exchange rates used to translate amounts in HKD and MOP into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,
	2024	2023
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7911	7.8099
USD : MOP exchange rate	8.0248	8.0441

	For the nine months ended September 30,
	2024	2023
Average exchange rate for the period
USD : HKD exchange rate	7.7993	7.8246
USD : MOP exchange rate	8.0333	8.0593

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of September 30, 2024 and December 31, 2023.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. The Company has no stock options, warrants or other potentially dilutive instruments outstanding at September 30, 2024 and December 31, 2023.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $8,980,282 as of September 30, 2024. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2024 and December 31, 2023 is summarized as follows:

Schedule of Property and Equipment

	September 30, 2024	December 31, 2023
	(unaudited)

Office furniture and fixtures	$41,725	$41,725
Office equipment	253,583	243,151
Vehicles	6,402	6,402
Less: accumulated depreciation	(133,287)	(98,942)

Property, plant and equipment, net	$168,423	$192,336

Depreciation expense for the three months and nine months ended September 30, 2024 were $14,227 and $35,993 respectively; and for the three months and nine months ended September 30, 2023 were $5,047 and $23,290, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of September 30, 2024 and December 31, 2023 is summarized as follows:

	September 30,	December 31,
	2024	2023
Software	$2,359,481	$2,345,637
Less: accumulated amortization	(1,035,523)	(922,403)

Intangible assets, net	$1,323,958	$1,423,234

Amortization expense for the three months and nine months ended September 30, 2024 were $40,804 and $106,470, respectively; and for the three months and nine months ended September 30, 2023 were $(11,309) and $40,026, respectively.

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

Analysis of assets and liabilities over which control was lost:
Other receivables	$21,892
Cash and cash equivalents	118,105
Amount due from related parties	344,251
Amount due to immediate holding company	(1,704,251)
Other payables and accruals	(46,374)
$(1,266,377)
Loss on disposal of subsidiary:
Total consideration	$12,286
Less: Waiver of amount due to immediate holding company	(1,704,251)
Add: Net liabilities disposed of	1,266,377
Loss on disposal	$425,588

Total consideration satisfied by:
Cash consideration received	$-

Net cash outflow arising on disposal:
Cash consideration received	$-
Cash and cash equivalents disposed of	(118,105)
Net cash outflow	$(118,105)

NOTE 8 – GOODWILL

	September 30, 2024	December 31, 2023
Goodwill	$72,667,589	$71,664,639
Acquisition of subsidiaries	-	1,002,950
Balance at end of period	$72,667,589	$72,667,589

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

Nil impairment loss of Goodwill being recorded for the nine months ended September 30, 2024, and year ended December 31, 2023, respectively.

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

Right to use assets is summarized below:

	September 30, 2024	December 31, 2023
Macao and Zhuhai	$888,774	$805,253
Hong Kong	213,701	213,701
Subtotal	1,102,475	1,018,954
Less: accumulated depreciation	(659,118)	(782,476)
Right to use assets, net	$443,357	$236,478

During the nine months ended September 30, 2024 and 2023, the Company recorded $329,095 and $261,357 as depreciation on ROU assets; and the Company recorded $26,341 and $23,874 as financial interest to current period operations.

Lease liability is summarized below:

	September 30, 2024	December 31, 2023
Macao and Zhuhai	$318,559	$134,375
Hong Kong	124,798	102,103
Total lease liability	443,357	236,478
Less: short term portion	(245,725)	(188,214)
Long term portion	$197,632	$48,264

Maturity analysis under these lease agreements are as follows:

	September 30, 2024	December 31, 2023
Period / year ended September 30, 2024 and December 31, 2023	$481,232	$248,389
Less: Present value discount	(37,875)	(11,911)
Lease liability	$443,357	$236,478

Lease expense for the three months ended September 30, 2024 was comprised of the following:

Operating lease expense	$71,421
Short-term lease expense	28,528
$99,949

Lease expense for the nine months ended September 30, 2024 was comprised of the following:

Operating lease expense	$258,593
Short-term lease expense	102,393
$360,986

Lease expense for the three months ended September 30, 2023 was comprised of the following:

Operating lease expense	$74,912
Short-term lease expense	3,427
$78,339

Lease expense for the nine months ended September 30, 2023 was comprised of the following:

Operating lease expense	$220,487
Short-term lease expense	41,560
$262,047

NOTE 10 - LOAN RECEIVABLES

In September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the joint venture, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for its business operating use. The loan amount was unsecured, with interest rate 5% per annum and has no fixed terms of repayment.

NOTE 11 - INVENTORIES

The Company purchased gold from the platform under its joint venture, Gold Gold Gold Limited. Inventories for gold as of September 30, 2024 was $522. The Company’s subsidiary, MED was trading as mobile platform of ordering and delivery services for restaurants and had approximately $80,355 merchandise inventory. In October 2023, the Company’s subsidiary, Citysearch Technology (HK) Limited (“Citysearch”) established a new cafe restaurant in Hong Kong and had approximately $12,529 of inventory for food and beverage as of September 30, 2024. Fresh Life Technology Company Limited had approximately $18,749 of inventory for delivery box as of September 30, 2024.

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

Bank loans are summarized below:

	September 30, 2024	December 31, 2023
Bank loans	$2,358,738	$2,258,181
Less: short term portion	(2,358,738)	(2,239,534)
Long term portion	$-	$18,647

NOTE 13 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of September 30, 2024 and December 31, 2023, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2024, Kelton Capital Group Ltd. owned 31,190,500 shares, or 11.84%, of the Company’s common stock, Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and Elate Holdings Limited owned 26,000,000 shares, or 9.87%, of the Company’s common stock. Other than Kelton Capital Group Ltd, Jiang Haitao and Elate Holdings Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 14 – INCOME PER SHARE

The following table sets forth the computation of basic and diluted profit per common share for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Numerator-basic and diluted
Net income	$1,847,273	$715,568	$2,966,626	$1,676,341
Denominator
Weighted average number of common shares outstanding-basic and diluted	263,337,500	263,337,500	263,337,500	263,337,500

Profit/(loss) per common share - basic and diluted	$0.007	$0.003	$0.011	$0.006

NOTE 15 - JOINT VENTURE

Gold Gold Gold Limited (“JV”) was created in February 2018. The Company entered into a JV agreement with primary activity of trading of gold. The Company injected $12,839 (HK$100,000) to the JV during the year ended December 31, 2019. The Company shared the operating loss from JV of $12,839 during the year.

Summarized financial information for joint venture is as follows:

Balance Sheets:	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Property, plant and equipment, net	$670	$1,488
Other receivables and prepaid	144	9,213
Inventory	143,049	119,310
Cash and cash equivalents	63,675	49,422
Total assets	207,538	179,433

Accrued expense	-	(1,152)
Other payable to shareholder	(4,516,233)	(4,310,453)
Customer deposit	(542,424)	(404,659)
Total liabilities	(5,058,657)	(4,716,264)

Net liabilities	$(4,851,119)	$(4,536,831)

Statement of Operations:	Nine months ended September 30, 2024
(unaudited)
Revenue	$-
Less: Cost of sales	(-)
-
Operating expense	(136,586)
Depreciation	(820)
Net loss from operations	(137,406)

Other income (expense):
Interest (expense) income, net	(165,168)
Net loss	$(302,574)

NOTE 16 - RELATED PARTY BALANCES

Due from related parties

The balance due from related parties was as following:

	September 30, 2024	December 31, 2023
	$	$
Citysearch Technology (Macao) Limited (1)	1,408	1,405
Kangaroo Technology Co., Limited (2)	(185,279)	-
Gloryful Company Limited (3)	2,118	2,113
Littlemi Technology Company Limited (4)	117,565	117,282
Nanjing Chengmi Technology Company Limited (5)	150,557	151,297
Watermelon Cultural Communication Company Limited (6)	219,687	219,159
Zhuhai Xiangguo Technology Co., Limited (7)	90,468	-
	396,524	491,256

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

Nine Months Ended September 30, 2024	Food & Beverage and Delivery	IT Supporting Services	Graphite product	Corporate unallocated (note)	Consolidated
Revenue	$31,682,978	$519,652	$18,357,617	$-	$50,560,247
Cost of revenue	(18,003,209)	(461,269)	(15,547,315)	-	(34,011,793)
Gross profit	13,679,769	58,383	2,810,302	-	16,548,454

Operating expense
Selling, general and administrative expenses	8,178,085	4,328,235	656,212	350,787	13,513,319
Loss on disposal of subsidiary	425,588	-	-	-	425,588
Depreciation	18,964	122,946	-	552	142,462
Total operating expenses	8,622,637	4,451,181	656,212	351,339	14,081,369

Net profit / (loss) from operation	5,057,132	(4,392,798)	2,154,090	(351,339)	2,467,085

Interest (expense) income	(37,474)	(24,241)	-	-	(61,715)

Net profit / (loss) before provision for income taxes	$5,019,658	$(4,417,039)	$2,154,090	$(351,339)	$2,405,370

Nine Months Ended September 30, 2023	Food & Beverage and Delivery	IT Supporting Services	Corporate unallocated (note)	Consolidated
Revenue	$28,470,322	$35,451	$133,416	$28,639,189
Cost of revenue	(15,102,487)	(711,348)	-	(15,813,835)
Gross profit / (loss)	13,367,835	(675,897)	133,416	12,825,354

Operating expense
Selling, general and administrative expenses	10,468,821	267,686	228,944	10,965,451
Depreciation	84,048	42,656	552	127,256
Total operating expenses	10,552,869	310,342	229,496	11,092,707

Net profit / (loss) from operation	2,814,966	(986,239)	(96,080)	1,732,647

Interest (expense) income	(15,063)	(16,466)	(383)	(31,912)

Net profit / (loss) before provision for income taxes	$2,799,903	$(1,002,705)	$(96,463)	$1,700,735

Note: The Company does not allocate its expenses incurred to its reportable segments because these activities are managed at a corporate level.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Legal proceedings

As of September 30, 2024, the Company is not aware of any material outstanding claim and litigation against them.

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

Results of Operations

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table shows operating results for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues	$19,378,637	$9,748,254	9,630,383	98.79%
Cost of revenue	12,871,058	5,124,456	7,746,602	151.17%
Gross Profit	6,507,579	4,623,798	1,883,781	40.74%

Operating expense	4,845,065	3,877,832	967,233	24.94%
Operating profit	1,662,514	745,966	916,548	122.87%

Other income / (expense)	(15,060)	(13,670)	1,390	10.17%
Net profit	$1,647,454	$732,296	915,158	124.97%

Sales

For the three months ended September 30, 2024, the Company generated sales of $19,378,637 compared to $9,748,254 for the same period of 2023. The new generated sales were entirely from the newly incorporated subsidiary, Graphite Energy, Inc. trading with graphite products.

Costs of Goods Sold

For the three months ended September 30, 2024, the Company generated cost of goods sold for $12,871,058 compared to $5,124,456 for the same period of 2023. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the three months ended September 30, 2024 and 2023, the Company’s selling, general and administrative expenses were $4,845,065 compared to $3,877,832 for the same period of the previous year. The increase is primarily the result of increase of wages and promotion expenses from Macao’s and Zhuhai’s subsidiaries.

Other Income (Expense)

For the three months ended September 30, 2024, the Company had $15,060 of interest expense relating to bank loan interest payable, as compared to $13,670 of interest expense for the same period last year.

Net Profit/(Loss)

For the three months ended September 30, 2024, the Company had a net profit of $1,647,454, or $0.006 per share, as compared to a net profit of $732,296, or $0.003 per share, for the same period of 2023.

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table shows operating results for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues	$50,560,247	$28,639,189	21,921,058	76.54%
Cost of revenue	34,011,793	15,813,835	18,197,958	115.08%
Gross Profit	16,548,454	12,825,354	3,723,100	29.03%

Operating expense	14,081,369	11,092,707	2,988,662	26.94%
Operating profit	2,467,085	1,732,647	734,438	42.39%

Other income / (expense)	(61,715)	(31,912)	29,803	93.39%
Net profit	$2,405,370	$1,700,735	704,635	41.43%

Sales

For the nine months ended September 30, 2024, the Company generated sales of $50,560,247 compared to $28,639,189 for the same period of 2023. The new generated sales were entirely from the newly incorporated subsidiary, Graphite Energy, Inc. trading with graphite products.

Costs of Goods Sold

For the nine months ended September 30, 2024, the Company generated cost of goods sold for $34,011,793 compared to $15,813,835 for the same period of 2023. Currently the Company is attributable to delivery rider costs and purchase of inventory.

Operating expenses

For the nine months ended September 30, 2024 and 2023, the Company’s selling, general and administrative expenses were $14,081,369 compared to $11,092,707 for the same period of the previous year. The increase is primarily the result of increasing wages and promotion expenses from Macao’s and Zhuhai’s subsidiaries

Other Income (Expense)

For the nine months ended September 30, 2024, the Company had $61,715 of interest expense relating to bank loan interest payable, as compared to $31,912 of interest expense for the same period last year.

Net Profit/(Loss)

For the nine months ended September 30, 2024, the Company had a net profit of $2,405,370, or $0.009 per share, as compared to a net profit of $1,700,735, or $0.006 per share, for the same period of 2023.

Liquidity and Capital Resources

As of September 30, 2024, the Company had cash and cash equivalents of $6,795,889 and a working capital deficit of $3,583,956. For the nine months ended September 30, 2024, the Company provided net cash of $3,136,526 from its operating activities primarily from our net profit of $2,405,370, adjusted net with depreciation and amortization of $142,463, a loss of disposal of equipment of $83,758, a loss of disposal of subsidiary of $425,588, an increase in account receivables of $4,446,906, an increase in inventories of $44,585, a decrease in prepaid expenses of $21,810, an increase in deposits of $1,824,371, an increase in other receivables of $638,948, a decrease in accrued expense of $189,595, a decrease in deposit received of $214,585, a decrease in other payables of $35,656, an increase in account payable of $7,452,183. By comparison, net cash used in operating activities was $26,359 for the same period of 2023.

During the nine months ended September 30, 2024, the Company provided net cash of $388,148 from its investing activities which comprised with purchase of equipment of $112,044, repayment from related company of $137,936, repayment from shareholder of $687,497, repayment from associate company of $24,359, net cash outflow from acquisition of subsidiaries of $118,105 and loan to associate of $231,495. By comparison, net cash used in investing activities was $129,752 for the same period of 2023.

During the nine months ended September 30, 2024, the Company’s financing activities provided net cash of $91,846, which was comprised of repayment of bank loans of $2,229,513 and loan borrowings from banks of $2,321,359. By comparison, net cash provided by financing activities was $635,625 for the same period of 2023.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        None

Item 1A. Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Report on Form 10-Q, as well as the risk factors disclosed in Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2023, and other reports that we have filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

November 19, 2024