Form 10-K/A
period 2023-12-31
SCIENTIFIC ENERGY, INC
filed 2025-03-13
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

180 Alameda Dr. Carlos D’Assumpcao, Tong Nam Ah Commercial Centre, 21th Floor, Room M, Macau (Address of principal executive offices including zip code)

(852) 2530 -2089 (Registrant’s telephone number) Securities registered pursuant to Section 12(b) of the Act: N/A Title of each class N/A Trading Symbol(s) N/A Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

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

EXPLANATORY NOTE

Scientific Energy, Inc. (the “Company”) is filing this Amendment No. 3 on the Form 10-K/A (this “Amendment No. 3”) to amend its Amendment No. 2 on the Form 10-K/A for the fiscal year ended December 31, 2023 as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 30, 2024 (the “Amendment No. 2"), to address certain comments from the Staff of the SEC in relation to the Amendment No. 2. Accordingly, the Company is supplementing and restating in their entirety the following sections as a result of this Amendment No. 3: (i) “Key Information Related to Doing Business in China and Macau”, (ii) “Item 1 – Business”, (iii) “Item 1A – Risk Factors”, (iv) “Item 1C – Cybersecurity”, and (v) “Item 9C – Disclosure Regarding Foreign Jurisdictions That Prevent Inspections”

This Amendment No. 3 speaks as of April 16, 2024, the date of the initial filing of the Form 10-K of the Company. Except as set forth above, this Amendment No. 3 does not amend, update or restate in any way the financial statements, any other item or disclosure contained in the initial filing. As a result, this Amendment No. 3 does not reflect any event that has occurred after April 16, 2024.  Accordingly, this Amendment No. 3 should be read in conjunction with the initial filing as well as the Company’s other filings with, and reports furnished to, the SEC after April 16, 2024.

As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is filing or furnishing the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 3.

***

Key Information Related to Doing Business in China and Macau

Company Overview

Scientific Energy, Inc. (the "Company") was incorporated in the State of Utah on May 30, 2001. As a holding company, we do not conduct operations directly; instead, all business activities are carried out through our two operating subsidiaries, one located in Macau and one located in the United States:

In Macau, our food ordering and delivery business is operated by our 98.75%-owned subsidiary, Macao E-Media Development Company Limited (“MED”), a Macau-based company. To support this operation, we also have several direct and indirect subsidiaries incorporated in Macau, Hong Kong, and mainland (“Mainland China”) of the People’s Republic of China (“PRC”) that provide back-office and technical support to our core business activities in Macau. By the end of fiscal year 2023, the majority of our assets are located in Macau, and nearly all of our revenue was generated from Macau.

Our wholesale graphite products business in the United States are carried out through our newly incorporated wholly-owned subsidiary, Graphite Energy, Inc., which was established in the State of Florida in December 2023.

Our principal executive offices are located in Macau. There is no Chinese Communist Party official who sits on the board of the Company and that the Company's certificate of incorporation and bylaws do not contain any charter of the Chinese Communist Party.

We do not conduct any operations in, nor do we rely on counterparties that operate in, the Xinjiang Uyghur Autonomous Region.

We do not have, nor do we intend to have, any contractual arrangement to establish a variable interest entity (“VIE”) structure with any entity in Macau, Hong Kong and Mainland China.

The chart below sets forth our corporate structure as of the date of this filing:

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
(Incorporated in Macao)
Guangzhou Chengmi Technology Company Limited
(Incorporated in China)
Citysearch Technology (HK) Company Limited
(Incorporated in HongKong)
100%
Zhuhai Migua Technology Company Ltd.
(Incorporated in China)
90%
FRESH LIFE Technology Company Ltd.
(Incorporated in Macao)

2023. 12.31

As a holding company, we have no operation of our own. Our investors hold shares of common stock in Scientific Energy, Inc., the Utah holding company. Our holding company structure presents unique risks as our investors may not directly hold equity interests in our operating subsidiaries and will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs.

There are significant legal and operational risks associated with conducting a substantial portion of our operations in Macau. Our food and grocery ordering and delivery operations are based in Macau, a Special Administrative Region of the PRC. However, due to the long-arm provisions under current PRC laws and regulations, the PRC government may exert significant oversight and discretion over our business operations. It may intervene in or influence our operations at any time, potentially resulting in material changes to our business or the value of our common stock. Additionally, any measures by the Chinese government to increase oversight and control over overseas offerings and/or foreign investment in Macau or China-based issuers could limit or entirely restrict our ability to continue offering securities to investors, potentially causing their value to decline significantly or become worthless. Furthermore, the Chinese government may impose restrictions on capital movement, affecting our ability to transfer funds out of Macau to distribute earnings, pay dividends, or reinvest in business operations outside of Macau. See “1A. Risk Factors — Risks Related to Doing Business in China and Macau — Under the long-arm provisions of current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over our business operations in Macau. It has the authority to intervene or influence our operations at any time, potentially leading to material changes in our business or the value of our common stock. Additionally, increased government oversight of overseas offerings or foreign investment in China-based issuers could restrict or entirely prevent our ability to offer securities, potentially causing their value to decline significantly or become worthless. Furthermore, the Chinese government may impose capital movement restrictions, limiting our ability to transfer funds out of Macau for purposes such as distributing earnings, paying dividends, or reinvesting in operations outside Macau. Changes in Chinese government policies, regulations, rules, or law enforcement practices may also occur rapidly and with little advance notice. As a result, our assessments of the risks associated with the PRC legal and regulatory system remain uncertain and subject to change.”

Risks and uncertainties arising from the legal system in China and related to doing business in the PRC and Macau.

We encounter a range of legal and operational risks and uncertainties as a company situated in and primarily functioning within Macau, which is a special administrative region of the PRC. The majority of our activities take place in Macau and are subject to its laws, rules, and regulations. The Company and our subsidiaries must adhere to the laws, rules, and regulations governing foreign investment in the country. Given that PRC laws and regulations are relatively recent and rapidly changing, along with the limited availability of published rulings and their non-precedential character, the interpretation and application of these laws can be uncertain, inconsistent, and unpredictable. Consequently, it is possible that our current operations may not fully comply with applicable laws and regulations in the future. Furthermore, the PRC legal framework partially relies on governmental policies and internal guidelines, some of which are not released promptly or at all, and may have a retroactive impact. As a result, we may remain unaware of any violations of these policies and rules until after they have occurred.

The PRC government has significant oversight and discretion over the legal systems in Hong Kong and Macau, two special administrative regions apart from mainland China, and may intervene in or influence our operations through adopting and enforcing rules and regulatory requirements. The control of the PRC government over Macau and Hong Kong injects potential risk exposure from sudden, unexpected changes in laws or regulations or trade regulations that could be adverse to us. Any changes in PRC laws and regulations, or their interpretation, or the imposition of new taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

The Chinese government may further promulgate relevant laws, rules and regulations that may impose additional and significant obligations and liabilities on mainland, Hong Kong, or Macau companies. These laws and regulations can be complex and stringent, and many are subject to change and uncertain interpretation, which could result in claims, change to our data and other business practices, regulatory investigations, penalties, increased cost of operations, or declines in user growth or engagement, or otherwise affect our business. In addition, the PRC government has enhanced its regulatory oversight of Chinese companies listing overseas, including enhanced oversight of overseas financing and listing by Chinese companies. These new regulatory requirements could significantly limit or completely hinder our ability and the ability of our subsidiaries to obtain external financing through the issuance of equity securities overseas and cause the value of our securities to significantly decline or become worthless. Please also refer to “1A. Risk Factors — Risks Related to Doing Business in China and Macau — There are significant uncertainties regarding the interpretation of PRC laws, rules, and regulations, which may change at any time with little advance notice and could limit the legal protections available to us.”

Permissions and approvals required to be obtained from PRC and Macau authorities for our business operations.

We primarily operate our business through our subsidiary in Macau, with some additional small supporting segment in PRC and Hong Kong. Our activities in Macau are mainly regulated by Macau laws and regulations, and other activities in PRC and Hong Kong by local laws and regulations. As of the date of this annual report, all our subsidiaries have obtained all necessary licenses and permits from the respective government authorities that are essential for their operations, including government authorities of PRC, Hong Kong and Macau. Due to the uncertainties surrounding the interpretation and enforcement of applicable laws and regulations, we may need to secure additional licenses, permits, filings, or approvals for our services in the future.

If we or our subsidiaries do not receive or maintain the requisite permissions or approvals for our operations, or inadvertently conclude that such permissions or approvals are not required, we may be unable to obtain such necessary approvals, permits, registrations or filings in a timely manner, or at all, and such approvals, permits, registrations or filings may be rescinded even if obtained. Any of these situations could expose us to fines and other regulatory, civil, or criminal liabilities, and we may be directed by the appropriate PRC authorities to halt relevant operations, which could significantly and negatively impact our business, financial condition, operational results, and future prospects.

Given the uncertainties surrounding the interpretation and enforcement of PRC laws, rules, and regulations, it is conceivable that our current operations may be deemed non-compliant with relevant legal requirements in the future. Additionally, the PRC legal framework is partially founded on government policies and internal guidelines, some of which are not disseminated promptly or at all, and may have retroactive implications. Consequently, we might not recognize our violations of these policies and rules until after they have occurred. Please also see “1A. Risk Factors — Risks Related to Doing Business in China and Macau — The Chinese government may intervene in or influence our operations in the Mainland China, or Macau at any time or may exert more control over offerings conducted overseas and/or foreign investment in us, which could result in a material change in our operations and and/or the value of our securities.”

Permissions and approvals required to be obtained from PRC and Macau authorities for our securities offerings.

The PRC government has enhanced its regulatory oversight of Chinese companies listed overseas. The China Securities Regulatory Commission (CSRC) trial measurement, officially known as the “Administrative Measures for the Overseas Issuance of Securities and Listing by Domestic Enterprises,” is a set of regulations introduced by the CSRC to regulate and oversee fundraising activities of Chinese companies in global markets. These measures aim to govern the issuance and listing of securities by Chinese companies on overseas stock exchanges, such as the Hong Kong Stock Exchange, New York Stock Exchange, or NASDAQ. Currently, this rule specifically applies to domestic enterprises in Mainland China (“Domestic Enterprise”), does not extend to companies based in other regions, such as Hong Kong or Macau. As of the time of this filing, we are not covered by the permission requirements from the regulation or policy issued by Cyberspace Administration of China (CAC) and CSRC.

According to Section 15 of the trial measure, if a Domestic Enterprise must obtain approval from CSRC if it meets any of the following conditions, even if the determination of whether an overseas offering and listing is indirect, is based on a substance-over-form approach:

1. The ratio of any of the following indicators for a Domestic Enterprise in the most recent fiscal year—operating income, total profits, total assets, or net assets—to the corresponding audited consolidated financial statement data of the issuer exceeds 50%;

2. The primary operational activities are conducted within mainland China or the main premises are located in mainland China, or the majority of senior management personnel responsible for operational management are Chinese citizens or have a habitual residence within Mainland China.

As of the date of this annual report, in connection with our issuance of securities to foreign investors, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we or our subsidiaries, (i) are not required to obtain permissions from the China Securities Regulatory Commission, or the CSRC, (ii) are not required to go through cybersecurity review by the Cyberspace Administration of China, or the CAC, and (iii) have not been asked to obtain such permissions by any PRC authority. These statements are based on the following facts: (i) we are a holding company incorporated in the State of Utah, not a company incorporated under PRC law, (ii) our business activities are primarily conducted in Macau, with minimal supporting operations in Mainland China, and (iii) all our officers and directors are non-Chinese citizens or domiciled outside of Mainland China.

However, as the Trial Measures were recently introduced and the determination of whether an overseas offering and listing by a domestic company is considered indirect is based on a substance-over-form approach, there remain substantial uncertainties regarding their implementation and interpretation. The CSRC may adopt a position that differs from our current understanding of the Trial Measures.

There are uncertainties with respect to how PRC authorities will regulate overseas securities offerings and overseas listings in general, as well as the interpretation and implementation of any related regulations. Although we intend to fully comply with the then effective relevant laws and regulations applicable to any securities offerings we may conduct, there are uncertainties with respect to whether we will be able to fully comply with requirements to obtain any permissions and approvals from, or complete any reporting or filing procedures with, PRC authorities that may be in effect in the future. For example, the PRC government has recently indicated an intent to exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers.

If any of our Company, our subsidiaries do not receive or maintain the requisite permissions or approvals for our operations, or inadvertently conclude that such permissions or approvals are not required, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations or failures, including imposing fines, confiscating our incomes and products that are deemed to have been obtained through illegal operations, and discontinuing or restricting our operations. Any such circumstance could subject us to penalties, including fines, suspension of business and revocation of required licenses, significantly limit or completely hinder our ability to offer securities to investors and cause our securities to decline in value or become worthless. See “1A. Risk Factors — Risks Related to Doing Business in China and Macau — If the Chinese government were to increase its oversight and control or impose new approval requirements from PRC authorities for issuing our common stock to foreign investors or listing on a foreign exchange, such actions could severely restrict or entirely prevent our ability to offer or continue offering securities to investors. This could result in a significant decline in the value of our securities or render them worthless.”

Regulatory actions under China’s competition laws, anti-monopoly law and anti-unfair law, may materially and adversely affect our business, financial condition and results of operations, as well as the price of our shares.

In recent years, the PRC government has intensified its enforcement against anti-competitive practices, including mergers and acquisitions, cartel activities, monopolistic agreements, unfair pricing, and abusive conduct by dominant firms. In December 2020, the PRC central government announced that enhancing anti-monopoly measures and curbing the unchecked expansion of capital has become a priority, with plans to refine digital regulations and legal standards for identifying monopolistic practices related to data management and consumer rights protection.

For instance, the PRC government has strengthened its anti-monopoly and anti-unfair competition laws, including the implementation of the revised Anti-monopoly Law, which took effect on August 1, 2022. This revised law significantly escalated the penalties for violations, particularly for failing to notify the State Administration for Market Regulation before executing transactions that meet certain thresholds.

As of the date of this annual report, the PRC’s statements and regulatory actions concerning anti-monopoly issues have not adversely affected our business, our capacity to attract foreign investments, or our ability to issue securities to foreign investors. However, we may be subject to these or similar laws and regulations in the future. Compliance with such regulations, along with administrative guidance from regulators, may necessitate substantial resources and efforts, including modifications to our operations, pricing practices, restructuring our activities, and adjusting our investment strategies, which could materially and negatively impact our operations, growth prospects, reputation, and the trading prices of our shares. Please see “1A. Risk Factors — Risks Related to Doing Business in China and Macau —The M&A Rules and certain other PRC regulations concerning anti-monopoly impose complex procedures on certain acquisitions of Chinese companies by foreign investors, potentially making it more difficult for us to pursue growth through acquisitions in China.”

Failure to comply with cybersecurity, data privacy, data protection or any other laws and regulations related to data may have a material and adverse impact on our business, financial condition, and operational results, and subject us to fines, penalties, lawsuits, restrictions on our use or transfer of data and other risks.

Macao E-Media Development Company Limited, our food ordering and delivery subsidiary in Macau, may collect and store certain customer data, including personal information—some of which may belong to individuals in Mainland China—in connection with our business operations and the provision of food delivery services. We may be subject to numerous cybersecurity, data privacy, data protection, and other legal frameworks associated with data management. These regulations govern the collection, sharing, retention, security, disclosure, and transfer of sensitive and private information, encompassing personal data and other relevant information. Such laws apply not only to transactions with external parties but also to internal data transfers within our organization. Any violation or failure to adhere to these rules may expose us to legal actions, and result in fines and considerable legal liabilities, potentially having a significant negative impact on our business, financial health, and operational outcomes.

On November 1, 2023, the PRC National Information Security Standardization Technical Committee released a draft guide on personal information protection for cross-border data flows in the Guangdong-Hong Kong-Macau Greater Bay Area. This guide outlines fundamental principles and protection requirements that personal information processors must follow in the relevant jurisdictions. If implemented, this guide is likely to apply to businesses operating in Macau and Hong Kong, including ours.

Especially in PRC where we have subsidiaries, laws regarding cybersecurity, data privacy, and data protection are relatively new and still developing, leading to uncertainties in their interpretation and application. For instance, the Cybersecurity Administration of China (CAC) proposed new incident reporting measures in December 2023, mandating that significant cybersecurity incidents be reported within one hour. On January 4, 2022, the CAC introduced the New Measures for Cybersecurity Review, amending previous regulations and expanding the scope to include network platform operators whose data processing activities may impact national security, including those planning to list overseas. Specifically, if a network platform operator with personal information from over one million users intends to list abroad, it must apply for a cybersecurity review, and the CAC can initiate a review if it believes national security may be affected. The New Measures lack clarity on which public offerings will require review and do not adequately define the data processing activities subject to scrutiny. PRC authorities may exercise broad discretion in enforcing these laws, making it difficult for us to anticipate their impact. We will closely monitor regulatory developments. If these measures necessitate cybersecurity reviews and other actions from companies in Macau like us, we face uncertainty regarding the timeliness of obtaining necessary clearances. Although we have not received any formal notification regarding a cybersecurity review, we cannot rule out such possibilities in the future.

On November 14, 2021, the CAC published draft regulations for cyber data security for public input. These regulations stipulate that data processors engaged in certain activities must apply for a cybersecurity review, including (i) mergers or reorganizations of online platform operators with significant data resources impacting national security; (ii) overseas listings for processors handling over one million users’ personal information; (iii) listings in Hong Kong affecting national security; or (iv) other data processing that may influence national security. It also mandates that data processors dealing with critical data or listed outside China conduct annual data security assessments and submit reports to the CAC. Given the ongoing uncertainty regarding the enactment and interpretation of new regulations, we cannot predict their potential impact on our operations. In September 2023, the National People’s Congress indicated its intent to finalize the review of the PRC Cyber Security Law, effective since 2017, with proposed amendments increasing penalties for violations.

Additionally, the PRC Data Security Law, which became effective on September 1, 2021, requires that data collection be conducted legitimately and properly, stipulating that data processing activities adhere to classification and protective systems for data security. Recent directives on combating illegal securities activities call for (i) expedited revisions to provisions on confidentiality and archival management for overseas securities issuance and (ii) enhancements to data security laws and cross-border information management. The PRC Personal Information Protection Law, enacted on November 1, 2021, consolidates various privacy protections and applies to personal information processing both within and outside China.

As of the date of this annual report, neither we nor our Macau operating subsidiary are subject to permission requirements from the Cyberspace Administration of China (CAC) for approval of our subsidiary’s operations. Our subsidiary is unlikely to be classified as an “operator” or “data processor” required to undergo a cybersecurity review before listing in the United States, due to the following reasons: (i) our subsidiary is incorporated and operates in Macau, and the aforementioned regulations do not clearly specify whether they apply to companies like ours; (ii) as of the date of this filing, our Macau subsidiary has collected and stored personal information from fewer than one million individuals in Mainland China, and we have obtained their separate consent for data collection and storage; (iii) all customer data collected by our subsidiary is stored on servers located in Macau; and (iv) our subsidiary has not received any notification from PRC authorities requiring it to undergo a cybersecurity or China Securities Regulatory Commission (CSRC) review.

Furthermore, under the Basic Law, PRC laws and regulations do not apply in Macau except for those pertain only to national defense, foreign affairs, and other matters outside Macau’s autonomous scope. Based on current Mainland China laws and regulations, and subject to future interpretations by PRC authorities, neither we nor our Macau subsidiary are currently required to obtain permission or approval from PRC authorities, including the CSRC and CAC, to operate our business or offer securities to foreign investors. Therefore, no application for such approvals has been required, and no approvals have been denied as of the date of this filing.

However, due to uncertainties within the legal systems of Mainland China and Macau—particularly regarding the interpretation and enforcement of PRC laws, as well as the PRC government’s significant authority to intervene in or influence offshore holding companies headquartered in Macau—there remains substantial uncertainty in the application and enforcement of Mainland China’s cybersecurity laws and other regulations. If our subsidiary is classified as an “Operator,” or if the Measures for Cybersecurity Review (2021) or the PRC Personal Information Protection Law are deemed to apply to our operations, our Macau subsidiary’s business activities and the quotation of our common stock on the OTC Markets in the United States could become subject to a cybersecurity review by the Cyberspace Administration of China (CAC) or an overseas issuance and listing review by the China Securities Regulatory Commission (CSRC). Should regulatory changes or new interpretations subject our Macau subsidiary to CAC or CSRC oversight, we cannot guarantee full compliance with all regulatory requirements. Our current data collection and processing practices could be subject to mandatory rectification or even termination by regulatory authorities. If we were required to obtain additional permissions or approvals to maintain the quotation of our common stock on the OTC Markets or another exchange outside of the PRC, the timeframe for securing such approvals would be uncertain. Moreover, even if approval is granted, there is a risk that it could later be revoked. Failure or delays in obtaining necessary permissions from PRC authorities for offshore listings or offerings could expose us to regulatory sanctions, including fines, penalties, legal proceedings, or other enforcement actions. Such restrictions could limit our ability to conduct business, invest in Mainland China as a foreign entity, accept foreign investments, or list our stock on U.S. or other overseas exchanges. Consequently, the value of our common stock could decline significantly or become worthless, and our business, reputation, financial condition, and overall operations could suffer material adverse effects. Compliance with privacy laws, regulations, and standards may escalate our operational costs and negatively impact our ability to market our products and services. These regulations may limit information sharing, complicating efforts to gather or disseminate information about at-risk individuals. Furthermore, non-compliance by us or third parties we engage may expose us to fines, penalties, lawsuits, or restrictions on our data usage and transfer. See also “1A. Risk Factors — Risks Related to Doing Business in China and Macau — If certain PRC laws and regulations were to become applicable to a company like us, our business, financial condition, and results of operations, as well as the value of our common stock and our ability to offer or continue offering securities to investors, could be materially and adversely affected. In such a scenario, we may face risks and uncertainties associated with the evolving PRC legal and regulatory landscape, including the interpretation and enforcement of laws, potential regulatory changes, and the broader complexities of the PRC legal system.”

Holding Foreign Companies Accountable Act (HFCAA)

Our common stock may be prohibited from trading on a national exchange or over-the-counter (“OTC”) markets under the Holding Foreign Companies Accountable Act (“HFCAA”) if the Public Company Accounting Oversight Board (“PCAOB”) determines that it is unable to inspect or fully investigate our auditor. In such a case, the exchange where our securities are traded may delist our securities. Additionally, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which was signed into law on December 29, 2022. This legislation amends the HFCAA by requiring the Securities and Exchange Commission (“SEC”) to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years, instead of the previous threshold of three consecutive years.

On December 16, 2021, the Public Company Accounting Oversight Board (“PCAOB”) notified the Securities and Exchange Commission (“SEC”) that it was unable to fully inspect or investigate registered public accounting firms based in Mainland China and Hong Kong, including our auditor. Following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021, the SEC officially designated us as a Commission-Identified Issuer under the Holding Foreign Companies Accountable Act (“HFCAA”) on May 13, 2022.  On August 26, 2022, the SEC announced that the PCAOB had signed a Statement of Protocol (“SOP”) with the China Securities Regulatory Commission (“CSRC”) and the Ministry of Finance of the PRC, establishing a framework for audit inspections and investigations of firms based in Mainland China and Hong Kong. Subsequently, on December 15, 2022, the PCAOB confirmed that it had secured full access to inspect and investigate registered public accounting firms in these jurisdictions and, as a result, voted to vacate its previous 2021 Determination Report.

However, the PCAOB’s ability to continue conducting satisfactory inspections of PCAOB-registered public accounting firms in Mainland China and Hong Kong remains uncertain and depends on various factors beyond our control and that of our auditor. If, in the future, the PCAOB determines that it can no longer fully inspect and investigate auditors in these jurisdictions, we would once again be designated as a Commission-Identified Issuer and could face potential delisting under the Holding Foreign Companies Accountable Act (“HFCAA”).  Such a delisting could significantly reduce the liquidity of our common stock, limit our access to U.S. capital markets, and increase trading price volatility, materially and adversely impacting the market value of our stock. See “1A. Risk Factors — Risks Related to Doing Business in China and Macau — Our common stock may be delisted and prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCAA, as amended by Consolidated Appropriations Act 2023, if the PCAOB is unable to inspect or investigate completely auditors located in Mainland China and Hong Kong. The delisting of our common stock or the threat of their being delisted could cause the value of our common stock to significantly decline or be worthless, and thus you could lose all or substantial portion of your investment.”

Cash Flows Through Our Organization

Cash generated from financing activities and operations is primarily retained by our operating subsidiaries to fund their operational needs and capital expenditures. Within our corporate group, cash is primarily transferred between subsidiaries through intercompany loan arrangements. Financing raised by Scientific Energy, Inc. is distributed to our operating subsidiaries via equity capital contributions or intercompany loan arrangements. In 2022 and 2023, apart from cash transfers made for the settlement of intragroup loan or charges, no cash was transferred from our subsidiaries to our holding company, Scientific Energy, Inc.

A significant portion of our cash is currently held in Macau, with no restrictions on cross-border transfers at this time. However, due to political uncertainty, the PRC may impose limitations in the future. Changes in Macau’s regulatory landscape could impact our ability to transfer funds, potentially affecting our operations. If such restrictions are enacted, we may be unable to use funds outside of Macau. We currently intend to retain the majority, if not all, of our available funds and future earnings to support the development and expansion of our business. Consequently, we do not anticipate paying cash dividends in the foreseeable future.

Our limited operating history, available resources for regulatory compliance, and political uncertainty create risks for our ability to conduct business, attract foreign investment, or list on a U.S. or foreign exchange. These factors could lead to significant changes in our operations, impact the value of the securities we are registering, or restrict our ability to offer securities, potentially causing their value to decline or become worthless.

Recent Regulatory Development in the PRC

Macau is a Special Administrative Region of the People’s Republic of China (PRC), and its governing framework is outlined in the Basic Law, which functions as Macau’s constitution. Under the Basic Law, Macau maintains a high degree of autonomy, with independent executive, legislative, and judicial powers, including final adjudication, under the principle of “one country, two systems.” Accordingly, we believe that current PRC laws and regulations related to cybersecurity, mergers and acquisitions, and oversight of overseas securities offerings do not materially impact our business, financial condition, or results of operations. However, there is no guarantee that future changes in Macau’s economic, political, or legal environment will not affect our operations. If these PRC laws and regulations were to become applicable to us, our business, financial condition, and results of operations, as well as the value of our common stock and our ability to offer or continue offering securities to investors, could be materially and adversely affected.

We are aware that, in recent years, the PRC government has initiated a series of regulatory actions and issued statements aimed at tightening oversight of business operations in certain sectors in Mainland China, often with little advance notice. These measures include cracking down on illegal activities in the securities market, increasing supervision of Mainland China-based companies listed overseas that use a variable interest entity (VIE) structure, expanding cybersecurity review requirements, and strengthening anti-monopoly enforcement. These actions reflect the PRC government’s intent to exert greater control over overseas offerings and foreign investments in Mainland China-based issuers.

As these regulatory actions and statements are relatively new, there is significant uncertainty regarding how quickly legislative or administrative bodies will respond and whether existing laws and regulations will be modified or new ones introduced. Additionally, the potential impact of such changes on our daily business operations, our ability to accept foreign investments, and the listing of our common stock on the OTC Markets in the United States or other foreign exchanges remains unclear. These regulatory developments could lead to material changes in our operations, adversely affect the value of our common stock, and significantly limit—or even entirely prevent—our ability to offer or continue offering our common stock to investors.

Regulations on Cybersecurity Review

On September 22, 2020, the Ministry of Public Security issued the Guidelines on Cybersecurity Protection System and Critical Information Infrastructure Security Protection System. These guidelines mandate that relevant authorities in various sectors—including public communication, information services, energy, transportation, water conservancy, finance, public services, government services, and national defense—develop regulations to identify critical information infrastructure within their domains. They are also required to provide the Ministry of Public Security with a list of these identified entities. Specifically, key protected assets such as basic networks, large private networks, core business systems, cloud platforms, big data platforms, Internet of Things (IoT) systems, industrial control systems, intelligent manufacturing systems, and new internet and emerging communication technologies that meet the identification criteria must be recognized as critical information infrastructure.

On August 20, 2021, the 30th meeting of the Standing Committee of the 13th National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China”, or “PRC Personal Information Protection Law”, which became effective on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information of natural persons within the territory of Mainland China that is carried out outside of Mainland China where (i) such processing is for the purpose of providing products or services for natural persons within Mainland China, (ii) such processing is to analyze or evaluate the behavior of natural persons within Mainland China, or (iii) there are any other circumstances stipulated by related laws and administrative regulations.

On December 28, 2021, the CAC jointly with the relevant authorities formally published the Measures which took effect on February 15, 2022, and replaced the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. The Measures provide that operators of critical information infrastructure purchasing network products and services, and online platform operators carrying out data processing activities that affect or may affect national security (together with the operators of critical information infrastructure, the “Operators”), shall conduct a cybersecurity review, and that any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. The publication of the Measures expands the application scope of the cybersecurity review to cover data processors and indicates greater oversight by the CAC over data security, which may impact our business and this Offering in the future.

Our Macau operating subsidiary may collect and store data, including certain personal information, from its customers—some of whom may be individuals in Mainland China—in connection with our business operations and the provision of food delivery services. We believe that the Measures for Cybersecurity Review, the PRC Personal Information Protection Law, and the Draft Overseas Listing Regulations will not impact our business operations or the quotation of our common stock on the OTC Markets in the United States. This belief is based on the following factors: (i) our operating subsidiary is incorporated in Macau; (ii) we do not have any subsidiaries, a variable interest entity (VIE) structure, or direct operations in Mainland China; and (iii) under the Basic Law—a national law of the PRC and Macau’s constitutional framework—Mainland China’s national laws do not apply in Macau except for those listed in Annex III of the Basic Law, which is limited to laws concerning defense, foreign affairs, and other matters outside Macau’s autonomy.

Furthermore, we do not believe our Macau operating subsidiary qualifies as an "Operator" required to file for a cybersecurity review before listing in the United States, based on the following reasons: (i) our Macau operating subsidiary was incorporated and operates solely in Macau, without any subsidiaries or a VIE structure in Mainland China. The Measures for Cybersecurity Review, the PRC Personal Information Protection Law, and the Draft Overseas Listing Regulations do not explicitly state whether they apply to Macau-based companies; (ii) as of the date of this filing, our Macau operating subsidiary has collected and stored personal information from fewer than one million users; (iii) all data collected by our Macau operating subsidiary is stored on servers located in Macau; and (iv) as of the date of this filing, our Macau operating subsidiary has not been notified by any PRC governmental authority that it is required to undergo a cybersecurity review or a China Securities Regulatory Commission (CSRC) review. Based on these factors, we do not believe we are subject to permission requirements from the CSRC or the Cyberspace Administration of China (CAC).

However, due to uncertainties within the legal systems of Mainland China and Macau—particularly regarding the interpretation and enforcement of PRC laws, as well as the PRC government’s significant authority to intervene in or influence offshore holding companies headquartered in Macau, there remains substantial uncertainty in the application and enforcement of Mainland China’s cybersecurity laws and other regulations. Failure to comply with cybersecurity, data privacy, data protection or any other laws and regulations related to data may have a material and adverse impact on our business, financial condition, and operational results, and subject us to fines, penalties, lawsuits, restrictions on our use or transfer of data and other risks.

Regulations on Data Security

On June 10, 2021, the Standing Committee of the National People’s Congress enacted the Data Security Law (“DSL”), which took effect on September 1, 2021. This law establishes a classified and tiered framework for data protection, categorizing data based on its significance to economic and social development and the potential risks it poses to national security, public interests, or the legal rights of individuals and organizations in cases of manipulation, destruction, leakage, illegal acquisition, or misuse. Additionally, the law clarifies that the Cyber Security Law governs the security management of cross-border transfers of important data collected and generated by operators of "critical information infrastructure" during their operations in China.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly released the Opinions on Strictly Combating Illegal Securities Activities. These opinions call for enhancements to the laws and regulations governing data security, cross-border data transfer, and the management of confidential information. They emphasize the need to reinforce the primary responsibility for information security among overseas listed companies, establish standardized mechanisms for cross-border information sharing, and improve regulatory cooperation for cross-border audits in accordance with legal frameworks and the principle of reciprocity.

On November 14, 2021, the Cyberspace Administration of China released a draft of the Management Measures for Internet Data Security. This draft requires data processors to apply for cybersecurity reviews for activities such as mergers involving large data resources, overseas listings of processors handling over one million users' personal information, and any actions that may affect national security. Operators of large internet platforms must report when establishing overseas centers.

On February 24, 2023, the CSRC and other authorities issued the Provisions on Strengthening the Management of Confidentiality and Archives for Overseas Offerings, effective March 31, 2023. These provisions mandate that domestic companies and related entities establish confidentiality systems to protect state secrets during overseas listings. They must obtain approvals before disclosing sensitive documents and provide statements confirming compliance. Working papers must be stored in China, and companies must follow specified procedures for sharing accounting archives and responding to overseas regulator inquiries, utilizing a cross-border supervision mechanism for assistance.

According to Article 2 of the DSL, the law applies to data processing activities within Mainland China, as well as those conducted outside of Mainland China that may jeopardize the national or public interest of the PRC, or infringe upon the rights and interests of any PRC organization or citizen. Entities that fail to comply with the DSL may face corrective orders, warnings, or penalties, including business suspension, revocation of business licenses, or other sanctions. As of the date of this filing, we do not have significant operations in Mainland China, other than certain supporting activities, and we have not engaged in any data processing activities that could endanger the national or public interest of the PRC or infringe upon the rights of PRC organizations or citizens. Therefore, we do not believe that the Data Security Law is applicable to us.

Nevertheless, given the uncertainties within the legal systems of Mainland China and Macau—especially regarding the interpretation and enforcement of PRC laws, as well as the PRC government’s significant authority to intervene in or influence offshore holding companies based in Macau, there remains substantial uncertainty in the application and enforcement of Mainland China’s cybersecurity laws and other regulations. Non-compliance with cybersecurity, data privacy, data protection, or any related laws and regulations may materially and adversely affect our business, financial condition, and operational results, exposing us to fines, penalties, lawsuits, restrictions on our data use or transfer, and other risks.

Regulations on Anti-Monopoly and Anti-Unfair Competition

On September 2, 1993, the Standing Committee of the National People’s Congress adopted the Anti-Unfair Competition Law of the PRC, effective December 1, 1993, and amended on April 23, 2019. This law defines unfair competition as actions by operators that disrupt market order and harm the rights of other operators or consumers. Operators must adhere to principles of voluntariness, equality, integrity, and business ethics. Violations can result in civil, administrative, or criminal liabilities.

On September 11, 2020, the Anti-Monopoly Commission of the State Council released Anti-Monopoly Compliance Guidelines, requiring operators to implement compliance management systems under the PRC Anti-Monopoly Law.

On February 7, 2021, the Anti-Monopoly Commission issued guidelines specifying monopolistic behaviors in the internet platform economy and outlining concentration filing procedures.

On August 17, 2021, the State Administration for Market Regulation published a draft Provisions on the Prohibition of Unfair Competition on the Internet. This prohibits operators from using data or algorithms to manipulate traffic or user choices, spreading misleading information about competitors, or employing deceptive marketing practices like fake reviews.

On December 24, 2021, the National Development and Reform Commission and eight other authorities issued opinions to combat monopolistic practices in the platform economy.

On June 24, 2022, the Anti-Monopoly Law was amended, effective August 1, 2022, increasing fines for illegal business concentrations to a maximum of 10% of the previous year's sales revenue if harmful to competition.

On March 10, 2023, the State Administration for Market Regulation introduced four implementing rules to clarify the new Anti-Monopoly Law, addressing abuse of power and market dominance.

On January 22, 2024, the State Council promulgated amended Provisions on Thresholds for Prior Notification of Concentration of Undertakings, effective immediately. Transactions meeting certain revenue thresholds must be filed with anti-monopoly authorities before completion.

Regulations on Overseas Securities Offerings and Investment

On August 8, 2006, six PRC regulatory agencies jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which came into effect on September 8, 2006, and were later amended on June 22, 2009. The M&A Rules require that an offshore special purpose vehicle (SPV) formed for overseas listing purposes and controlled directly or indirectly by PRC citizens obtain approval from the China Securities Regulatory Commission (“CSRC”) before its securities can be listed and traded on an overseas stock exchange.

Based on our understanding of the Chinese laws and regulations currently in effect at the time of this filing, we do not believe we are required to submit an application to the CSRC for approval of this offering or the quotation of our common stock on the OTC Markets in the United States under the M&A Rules. However, there remains uncertainty regarding how the M&A Rules may be interpreted or implemented in the future. The opinions stated above are subject to any new laws, regulations, or detailed implementations and interpretations that may arise concerning the M&A Rules. We cannot guarantee that the relevant PRC regulatory authorities, including the CSRC, would reach the same conclusion.

The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities (“Opinions”), which were made public on July 6, 2021. The Opinions emphasize the need to enhance oversight of illegal securities activities and strengthen supervision over overseas listings by PRC-based companies. According to the Opinions, Chinese regulators are required to expedite the formulation of rules related to the overseas issuance and listing of securities and update existing laws and regulations concerning data security, cross-border data flows, and the management of confidential information. A range of regulations, guidelines, and other measures are expected to be introduced under, or in addition to, the Cybersecurity Law and the Data Security Law. As of the date of this filing, no official guidance or implementation rules have been issued. Consequently, the interpretation, amendment, and enforcement of the Opinions on Strictly Cracking Down on Illegal Securities Activities by the relevant PRC regulatory authorities remain uncertain.

On December 24, 2021, the China Securities Regulatory Commission (“CSRC”), along with other relevant PRC government authorities, issued the Draft Overseas Listing Regulations. These regulations require that any overseas issuance and listing of securities complete the necessary filing procedures and submit relevant information to the CSRC. The Draft Overseas Listing Regulations apply to both direct and indirect overseas issuances and listings. An issuance and listing will be considered an Indirect Overseas Issuance and Listing if a company whose principal business activities are conducted in the PRC issues and lists its shares under the name of an overseas issuer based on the equity, assets, income, or other similar rights and interests of a relevant PRC domestic enterprise.

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) released the Trial Measures along with five supporting guidelines, which came into effect on March 31, 2023. The Trial Measures introduce several key requirements for domestic companies seeking to offer or list securities overseas, both directly and indirectly:

1. Domestic companies must complete the filing procedures with the CSRC before proceeding with an overseas offering or listing. Failure to do so may result in administrative penalties.

2. If a domestic company seeks to indirectly offer and list securities in an overseas market, it must designate a major domestic operating entity responsible for handling the filing procedures with the CSRC. These filings must be submitted to the CSRC within three business days after the overseas offering and listing application is filed.

On the same day, the CSRC held a press conference regarding the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies. This notice clarifies the following:

1. Domestic companies that, on or before the effective date of the Trial Measures, have already submitted valid applications for overseas offering and listing but have not yet received approval from overseas regulatory authorities or stock exchanges may arrange the timing of their filing applications with the CSRC. However, they must complete the filing before finalizing their overseas offering and listing.

2. A six-month transition period is granted to domestic companies that, prior to the effective date of the Trial Measures, have already obtained approval from overseas regulatory authorities or stock exchanges but have not yet completed their indirect overseas listing. If such companies fail to complete their overseas listing within this transition period, they must file with the CSRC as per the new requirements.

3. The CSRC will consult with relevant regulatory authorities and oversee the filing process for companies utilizing contractual arrangements (Variable Interest Entity or VIE structures) that meet compliance requirements, supporting the development and growth of such companies.

These measures mark a significant step toward strengthening oversight and regulatory compliance for Chinese companies seeking overseas listings.

Since recent statements, laws, and regulatory actions by the PRC government are newly issued, their interpretation, application, and enforcement remain unclear. Additionally, there is significant uncertainty regarding the enactment, interpretation, and implementation of other regulatory requirements related to overseas securities offerings and capital markets activities. It is also uncertain whether the PRC government will impose additional requirements or extend existing regulations to our operating subsidiary in Macau.

Furthermore, it remains unclear whether the Macau government could be mandated by the PRC government—despite the constitutional constraints of the Basic Law—to exert control over overseas offerings or foreign investments involving Macau-based entities, including our Macau operating subsidiary. If the PRC government were to strengthen its oversight and control over overseas offerings (including businesses primarily operating in Macau) or foreign investments in Macau-based issuers, our ability to offer or continue offering securities to investors could be significantly restricted or entirely blocked.

If there is a major shift in the political arrangements between Mainland China and Macau, or if applicable laws, regulations, or interpretations change in a way that requires us to obtain additional approvals, our ability to maintain the quotation of our common stock on the OTC Markets in the United States or a U.S. exchange could be jeopardized. If we fail to obtain or maintain necessary approvals, or if permission is denied by Mainland China or Macau authorities, we would be unable to continue offering securities to investors. Such restrictions would materially impact investor interests and could cause the value of our common stock to decline significantly or become worthless.

As of the date of this filing, our food ordering and delivery operating subsidiary is based in Macau, a Special Administrative Region of the PRC. We believe that, as of this date, the PRC government does not exert direct influence or discretion over the way we conduct our business activities in Macau, which operates outside of Mainland China. Furthermore, we do not expect to be materially affected by recent statements from the PRC government indicating an intent to increase oversight and control over overseas offerings and foreign investments in Mainland China-based issuers, particularly those listed overseas using a Variable Interest Entity (VIE) structure. Since we do not currently have any VIE structure or contractual arrangements in Mainland China, we believe these regulatory developments do not apply to our operations.

However, it remains uncertain whether the PRC government will impose additional requirements or extend existing regulations to apply to our operating subsidiary in Macau. Additionally, it is unclear whether the Macau government could be directed by the PRC government—despite the constitutional constraints of the Basic Law—to exert control over overseas offerings or foreign investments involving Macau-based entities, including our Macau operating subsidiary.

Given the PRC’s recent expansion of authority in Macau, there are risks and uncertainties that we cannot fully anticipate at this time. Regulations, rules, and enforcement practices in the PRC can change rapidly, often with little or no advance notice. The PRC government may intervene in or influence our current and future operations in Macau at any time or may impose stricter oversight and control over overseas offerings and foreign investments in issuers like us.

If the PRC government takes actions to exert greater control over overseas offerings—including those by businesses primarily operating in Macau—or foreign investments in Macau-based issuers, our ability to offer or continue offering securities to investors could be significantly restricted or entirely prohibited. Such regulatory changes could cause the value of our securities to decline substantially or become worthless.

Summary of Risk Factors

The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K:

Risks Related to Doing Business in China and Macau

•Under the long-arm provisions of current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over our business operations in Macau. It has the authority to intervene or influence our operations at any time, potentially leading to material changes in our business or the value of our common stock. Additionally, increased government oversight of overseas offerings or foreign investment in China-based issuers could restrict or entirely prevent our ability to offer securities, potentially causing their value to decline significantly or become worthless. Furthermore, the Chinese government may impose capital movement restrictions, limiting our ability to transfer funds out of Macau for purposes such as distributing earnings, paying dividends, or reinvesting in operations outside Macau. Changes in Chinese government policies, regulations, rules, or law enforcement practices may also occur rapidly and with little advance notice. As a result, our assessments of the risks associated with the PRC legal and regulatory system remain uncertain and subject to change.

•Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in China, could adversely affect us.

•The Chinese government may intervene in or influence our operations in the Mainland China, or Macau at any time or may exert more control over offerings conducted overseas and/or foreign investment in us, which could result in a material change in our operations and and/or the value of our securities.

•If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

•Our common stock may be delisted and prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCAA, as amended by Consolidated Appropriations Act 2023, if the PCAOB is unable to inspect or investigate completely auditors located in Mainland China and Hong Kong. The delisting of our common stock or the threat of their being delisted could cause the value of our common stock to significantly decline or be worthless, and thus you could lose all or substantial portion of your investment.

•There are significant uncertainties regarding the interpretation of PRC laws, rules, and regulations, which may change at any time with little advance notice and could limit the legal protections available to us.

•The enforcement of laws, rules, and regulations in China can change quickly with little advance notice. Similarly, the PRC laws and regulations and the enforcement of such that apply or are to be applied to Macau can change quickly with little or no advance notice. As a result, the Macau legal system presents uncertainties which could limit the availability of legal protections. Such uncertainties could lead to material changes in the operations of our Macau-based subsidiary and/or adversely impact the value of our common stock.

•Recent interventions by the PRC government in the business activities of U.S.-listed, China-based companies may negatively impact our operations in Macau.

•If certain PRC laws and regulations were to become applicable to a company like us, our business, financial condition, and results of operations, as well as the value of our common stock and our ability to offer or continue offering securities to investors, could be materially and adversely affected. In such a scenario, we may face risks and uncertainties associated with the evolving PRC legal and regulatory landscape, including the interpretation and enforcement of laws, potential regulatory changes, and the broader complexities of the PRC legal system.

•It may be difficult for overseas regulators to conduct investigations or collect evidence within the territory of China, including Macau and Hong Kong.

•There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

•Adverse regulatory developments in China may subject us to heightened regulatory review and additional compliance requirements. In response to risks associated with recent regulatory changes in China, the SEC may adopt new disclosure requirements and enhanced regulatory scrutiny for companies like ours with Macau- and Hong Kong-based operations. These measures could increase our compliance costs and require us to meet additional disclosure obligations, potentially impacting our operations and regulatory burden.

•If the Chinese government were to increase its oversight and control or impose new approval requirements from PRC authorities for issuing our common stock to foreign investors or listing on a foreign exchange, such actions could severely restrict or entirely prevent our ability to offer or continue offering securities to investors. This could result in a significant decline in the value of our securities or render them worthless.

•Recent increased oversight by the Cyberspace Administration of China (“CAC”) regarding data security, particularly for companies seeking to list on a foreign exchange, could negatively impact our food and grocery ordering and delivery business in Macau if our online food ordering platform directly targets Mainland China consumers.

•The M&A Rules and certain other PRC regulations concerning anti-monopoly impose complex procedures on certain acquisitions of Chinese companies by foreign investors, potentially making it more difficult for us to pursue growth through acquisitions in China.

•There are political risks associated with conducting business in Macau.

•Fluctuations in the value of the Pataca, Hong Kong dollar, or RMB may negatively impact our expenses and profitability.

Risks Related to Our Food Delivery Business and Industry

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

Risks Related to Our Graphite Sales Business and Industry

•Graphite mineral prices are subject to dramatic and unpredictable fluctuations.

•The graphite industry is highly competitive. Our market share, net sales or net income could decline due to vigorous price and other competition.

•Our future sales opportunities depend, to a large extent, on the growth of markets for electronic vehicles and other graphite-based battery applications. These applications may develop slower or at a size that is less than expected, to the extent they develop at all.

•Our business and our partners are subject to market changes in the availability and cost of electricity and fuel that could adversely affect our business.

•We are subject to a variety of legal, economic, social and political risks associated with the nature of our business in association with natural resources, with customers scattered all around the world, which could have a material adverse effect on our financial and business operations.

•We are currently operating in a period significantly affected by geopolitical instability. Our business, financial condition, and operational results may be materially adversely impacted by any negative effects on the global economy stemming from these conflicts and geopolitical tensions. This is especially pertinent in light of the ongoing military conflict between Russia and Ukraine, as well as the unrest in the Middle East.

•We may not respond quickly and profitably to the cutting-the-edge innovations or technologies in the graphite industry.

•Our graphite products sales history is limited. Our ability to generate revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

•If we fail to effectively implement our sales, marketing, and service strategies, our sales growth will be hindered, negatively impacting our operational results.

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

On December 22, 2023, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc., which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite sales. On January 18, 2024, the Company entered into a Base Agreement for Purchase of Graphite Ore with Madagascar Graphite Limited (“MGL”) to ensure the long-term, sufficient and stable supply of graphite ore, and later being amended and restated on March 22, 2024 in terms of the terms and conditions of the payment.

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

On December 22, 2023, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc., which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite production and sales, including establishing a production line for refined graphite powder products in Madagascar.

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

Our Business

Currently our businesses segments are divided into: (i) food ordering & delivery business in Macau, primarily through our 98.75% owned subsidiary, Macao E-Media Development Company Limited, a Macau Company (“MED”); (ii) sales of graphite products, a business carried out by our wholly-owned subsidiary, Graphite Energy, Inc, (“GEI”); and (iii) physical gold trading platform, operated by our 50% owned company, Gold Gold Gold Limited (“3G”), a Hong Kong company.

In the following sections, we will primarily discuss the business of MED, as 3G is a joint venture and its financial position and results of operations are not consolidated with our consolidated financial statements. The financial position and results of operations of 3G are summarized in the notes to our consolidated financial statements. In addition, we will address the business operations and services intended to be provided by our newly established subsidiary GEI in terms of graphite sales.

Food Ordering & Delivery Business

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

Graphite Products Sale Business

On December 22, 2023, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc. (“GEI”), which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of natural graphite sales. By the end of December 31, 2023, as a newly established subsidiary of the Company, GEI has not engaged into any business or transaction of graphite sales of any kind.

Operating mainly through our subsidiary Graphite Energy, Inc., taking advantage of our technical expertise and stable supply of top-trade graphite products, we plan to function as a transmitting gear between end-use customer who has graphite products procurements needs from one side, and the upstream graphite ores manufacturer or graphite products provider from the other side. Given that graphite product is not an ordinary commodity, but rather requires tailored state-of-art solutions to secure the quality of manufacturing processes for the customers, our expertise and experience assure our customers to procure only the right graphite products, so that the end-user customers can concentrate on their core value-adding activities. We endeavor to set up and maintain a stable, consistent and effective connection among us and end-use customers, and supplier, especially during today’s circumstances full of uncertainty, disruption and restrictions.

To ensure the long-term, sufficient and stable supply of graphite ore, which is the most important raw material for the Company’s graphite production line, on January 18, 2024, the Company entered into a Base Agreement for Purchase of Graphite Ore with Madagascar Graphite Limited (“MGL”) to ensure the long-term, sufficient and stable supply of graphite ore, which is the most important raw material for the Company’s graphite production line. MGL owns approximately 280-square-kilometer graphite mining area in the Tamatave region of Madagascar, with hundreds of millions of tons of the estimated graphite ore reserves and a history of graphite mining for more than a hundred years.

On March 22, 2024, this agreement was amended and restated. Under the amended and restated agreement, the Company will not make advance payments to MGL for the purchase of graphite ore; instead, payments will be made after manufacturing graphite products using the ore as raw material. During the term, MGL agrees to sell and deliver to the Company, and the Company agrees to purchase and accept from MGL sufficient amount of graphite ore so that the Company can produce up to 100,000 tons of graphite refined powder products with a carbon content of more than 95%. Parties agree to decide whether to renew or reach a new agreement 30 days before the expiration of this agreement.

Due to the uncontrollable variations among different grades of graphite ore, such as volume, weight, carbon content, as well as inaccuracies in testing, to protect each party’s interest and simplify the process of pricing, parties agree that the price for the graphite ore used for the production of refined graphite powder shall be calculated on an output based formula as follows: (i) for each metric ton of refined graphite powder output, the Company shall pay MGL a fixed price of $200, regardless of how many metric tons of graphite ore used as input; and (ii) This fixed price shall cover all mining and transporting the graphite ore to the warehousing facility at the Company’s production line in Tamatave, Madagascar by MGL.

Parties agree that purchase price shall be paid to MGL by the Company’s issuance of its common stock shares, at a price of $0.50 per share. The Company’s share payment shall be made quarterly in accordance with the quantity of the refined graphite powder produced for the quarter. Parties agree the Company’s shares shall be issued to MGL within 90 days of each quarterly settlement.

As a graphite trading company, GEI has no plan to be in possession of production line or manufacturing facilities of any kinds. Instead, GEI would opt for outsourcing the possessing and production of graphite ores to third-party partners who has not only qualified professionals and facilities in terms of manufacturing, but also with reliable expertise in transportation, insurance, custom brokerage services.

Graphite Industry Background

Graphite is a naturally occurring material found in deposits worldwide. As a nonrenewable mineral resource, these deposits are limited and are being depleted over time. However, the demand for graphite has surged since Andre Geim and Konstantin Novoselov were awarded the Nobel Prize in 2010 for their groundbreaking work on graphene's unique properties. Graphite, along with thirteen other materials, is recognized as a strategic resource.

According to the United States Geological Survey, China leads the world in graphite extraction and ranks second in reserves. Madagascar, on the other hand, also has vast graphite reserves and is the world second largest graphite producer country. Notably, Madagascar's graphite is renowned for its exceptional quality and large flake size. Its strategic location, close to major consumption centers in Europe, the USA, and Asia, further enhances the attractiveness of Madagascar's graphite products on the global market.

Leveraging its natural properties—such as lubricity, high corrosion resistance, stability at elevated temperatures, and excellent thermal and electrical conductivity—graphite is extensively utilized in various industries, including aerospace, steel, automotive, electric vehicles, batteries, and lubricants. In recent years, it has become a crucial component in the production of electrical storage batteries. As demand for these batteries rises due to the growing need for electric vehicles and energy storage, graphite's significance is set to increase.

On the other hand, synthetic graphite, derived from petroleum or coal needle coke, presents direct competition to natural graphite. This competition is particularly pronounced in the lithium-ion battery sector, where differences in price, performance, and availability distinguish the two. However, natural flake graphite is increasingly replacing or complementing synthetic graphite in battery applications due to its cost-effectiveness and performance advantages. Through advanced processing techniques, flake-graphite concentrates are converted into high-value products for the battery industry. Coated spherical purified graphite serves as an anode or anode active material in lithium-ion batteries. As an essential, non-substitutable component, the demand for lithium-ion batteries—especially for electric vehicles—accounted for the majority of natural graphite demand in 2024 and is projected to rise in the following decade.

Our Graphite Products

We endeavor to specialize in the supply of natural graphite products, or graphite fine powder, which is made of natural flake graphite ores exploited from Gallois mine located in the Antsirakamboa and Marovintsy mining sites of the Tamatave province, northeast of Madagascar. Gallois mine operation was founded and operated in 1901 by the Gallois family, who started mining, producing and exporting graphite to the United States and Europe for uninterrupted 120 years until today.

The Gallois mine deposits are all formed by weathering. The carbon content of the graphite ore is high compared to average standard in the industry. Opencast mining makes operations easy and safe in the mine site. The carbon content can be easily increased to a high level by simple floatation. Due to its specificities and special quality, Gallois graphite ore has always been considered as a first choice by the global carbon industry.

Our graphite product combines natural properties with exceptional quality: it boasts a perfect crystalline structure, high density, and very low impurity content making it ideal for purification. These characteristics are ideal for manufacturing spherical graphite for lithium battery, expandable graphite, advanced refractories, man-made diamond and high purity graphite for military and aerospace industry. We mainly offer natural flake graphite fine powder with carbon contents ranging from 80% to 99% and flake sizes of +32 mesh, +50 mesh, +80 mesh, +100 mesh, +150 mesh and -100 mesh. In addition to the standard grades listed below, we can provide tailor-made graphite products with certain specifications to meet customer’s requirements.

Core Values of Graphite Businesses

Top-notch Graphite Products. The Company specializes in the supply of graphite products mainly exploited from Madagascar. As the second-largest producer of graphite globally, the country's graphite is highly valued for its purity, with a carbon content of up to 97%, and excellent electrical conductivity. Flake graphite has an excellent crystalline structure, making it suitable for industrial applications and battery production.

Industry Network. Leveraged by our graphite products with high quality, we have set up and maintained a deep, stable and mutual beneficial relations with both graphite provider and manufacturer from the supply end, and a diversified pool of transportation, insurance, custom brokerage services providers from the intermediate end, to satisfy any demands, at the same time, save the time and effort from the customer end.

Integrated & Personalized Approach. We understand each customer with its technological processes and equipment employed are unique. We thoroughly study each customer on a case-by-case manner, and develop a tailored solution and customized graphite products. Besides, instead of simply functioning as the graphite products provider, we strive to provide comprehensive, 360-degree service and support for our customers. We aim to achieve the best project outcome through cooperation, problem solving and continuous process improvement.

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

Summary of Risk Factors

Risks Related to Doing Business in China and Macau

•Under the long-arm provisions of current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over our business operations in Macau. It has the authority to intervene or influence our operations at any time, potentially leading to material changes in our business or the value of our common stock. Additionally, increased government oversight of overseas offerings or foreign investment in China-based issuers could restrict or entirely prevent our ability to offer securities, potentially causing their value to decline significantly or become worthless. Furthermore, the Chinese government may impose capital movement restrictions, limiting our ability to transfer funds out of Macau for purposes such as distributing earnings, paying dividends, or reinvesting in operations outside Macau. Changes in Chinese government policies, regulations, rules, or law enforcement practices may also occur rapidly and with little advance notice. As a result, our assessments of the risks associated with the PRC legal and regulatory system remain uncertain and subject to change.

•Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in China, could adversely affect us.

•The Chinese government may intervene in or influence our operations in the Mainland China, or Macau at any time or may exert more control over offerings conducted overseas and/or foreign investment in us, which could result in a material change in our operations and and/or the value of our securities.

•If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

•Our common stock may be delisted and prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCAA, as amended by Consolidated Appropriations Act 2023, if the PCAOB is unable to inspect or investigate completely auditors located in Mainland China and Hong Kong. The delisting of our common stock or the threat of their being delisted could cause the value of our common stock to significantly decline or be worthless, and thus you could lose all or substantial portion of your investment.

•There are significant uncertainties regarding the interpretation of PRC laws, rules, and regulations, which may change at any time with little advance notice and could limit the legal protections available to us.

•The enforcement of laws, rules, and regulations in China can change quickly with little advance notice. Similarly, the PRC laws and regulations and the enforcement of such that apply or are to be applied to Macau can change quickly with little or no advance notice. As a result, the Macau legal system presents uncertainties which could limit the availability of legal protections. Such uncertainties could lead to material changes in the operations of our Macau-based subsidiary and/or adversely impact the value of our common stock.

•Recent interventions by the PRC government in the business activities of U.S.-listed, China-based companies may negatively impact our operations in Macau.

•If certain PRC laws and regulations were to become applicable to a company like us, our business, financial condition, and results of operations, as well as the value of our common stock and our ability to offer or continue offering securities to investors could be materially and adversely affected. In such a scenario, we may face risks and uncertainties associated with the evolving PRC legal and regulatory landscape, including the interpretation and enforcement of laws, potential regulatory changes, and the broader complexities of the PRC legal system.

•It may be difficult for overseas regulators to conduct investigations or collect evidence within the territory of China, including Macau and Hong Kong.

•There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

•Adverse regulatory developments in China may subject us to heightened regulatory review and additional compliance requirements. In response to risks associated with recent regulatory changes in China, the SEC may adopt new disclosure requirements and enhanced regulatory scrutiny for companies like ours with Macau- and Hong Kong-based operations. These measures could increase our compliance costs and require us to meet additional disclosure obligations, potentially impacting our operations and regulatory burden.

•If the Chinese government were to increase its oversight and control or impose new approval requirements from PRC authorities for issuing our common stock to foreign investors or listing on a foreign exchange, such actions could severely restrict or entirely prevent our ability to offer or continue offering securities to investors. This could result in a significant decline in the value of our securities or render them worthless.

•Recent increased oversight by the Cyberspace Administration of China (“CAC”) regarding data security, particularly for companies seeking to list on a foreign exchange, could negatively impact our food and grocery ordering and delivery business in Macau if our online food ordering platform directly targets Mainland China consumers.

•The M&A Rules and certain other PRC regulations concerning anti-monopoly impose complex procedures on certain acquisitions of Chinese companies by foreign investors, potentially making it more difficult for us to pursue growth through acquisitions in China.

•There are political risks associated with conducting business in Macau.

•Fluctuations in the value of the Pataca, Hong Kong dollar, or RMB may negatively impact our expenses and profitability.

Risks Related to Our Food Delivery Business and Industry

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

Risks Related to Our Graphite Sales Business and Industry

•Graphite mineral prices are subject to dramatic and unpredictable fluctuations.

•The graphite industry is highly competitive. Our market share, net sales or net income could decline due to vigorous price and other competition.

•Our future sales opportunities depend, to a large extent, on the growth of markets for electronic vehicles and other graphite-based battery applications. These applications may develop slower or at a size that is less than expected, to the extent they develop at all.

•Our business and our partners are subject to market changes in the availability and cost of electricity and fuel that could adversely affect our business.

•We are subject to a variety of legal, economic, social and political risks associated with the nature of our business in association with natural resources, with customers scattered all around the world, which could have a material adverse effect on our financial and business operations.

•We are currently operating in a period significantly affected by geopolitical instability. Our business, financial condition, and operational results may be materially adversely impacted by any negative effects on the global economy stemming from these conflicts and geopolitical tensions. This is especially pertinent in light of the ongoing military conflict between Russia and Ukraine, as well as the unrest in the Middle East.

•We may not respond quickly and profitably to the cutting-the-edge innovations or technologies in the graphite industry.

•Our graphite products sales history is limited. Our ability to generate revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

•If we fail to effectively implement our sales, marketing, and service strategies, our sales growth will be hindered, negatively impacting our operational results

Risks Related to Our Common Stock

•Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

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

Risks Related to Doing Business in China and Macau

Under the long-arm provisions of current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over our business operations in Macau. It has the authority to intervene or influence our operations at any time, potentially leading to material changes in our business or the value of our common stock. Additionally, increased government oversight of overseas offerings or foreign investment in China-based issuers could restrict or entirely prevent our ability to offer securities, potentially causing their value to decline significantly or become worthless. Furthermore, the Chinese government may impose capital movement restrictions, limiting our ability to transfer funds out of Macau for purposes such as distributing earnings, paying dividends, or reinvesting in operations outside Macau. Changes in Chinese government policies, regulations, rules, or law enforcement practices may also occur rapidly and with little advance notice. As a result, our assessments of the risks associated with the PRC legal and regulatory system remain uncertain and subject to change.

Macau and Hong Kong are Special Administrative Regions of the People's Republic of China (PRC). Due to certain long-arm provisions in existing PRC laws and regulations, there is ongoing regulatory uncertainty regarding their implementation, interpretation, and potential impact on these regions. The PRC government may choose to exert additional oversight and discretion, leading to rapid changes in policies, regulations, rules, and law enforcement practices, often with little or no advance notice to us or our shareholders. As a result, the application, interpretation, and enforcement of both new and existing PRC laws and regulations remain uncertain, making it inherently difficult to assess the associated risks.

Furthermore, PRC laws and regulations may be interpreted and applied inconsistently across different agencies or authorities, potentially creating discrepancies with our existing policies and practices. Compliance with new laws, regulations, and government directives in the PRC may also incur significant costs, and any related inquiries, investigations, or government actions could: (i) delay or hinder our development; (ii) generate negative publicity or increase our operating costs; (iii) require significant management time and resources; and (iv) expose us to legal liabilities, including remedies, administrative penalties, or even criminal charges, that could adversely affect our business, such as fines for past or current operations or demands to modify or cease certain business practices.

We are aware that the PRC government has recently implemented a series of regulatory actions and issued statements aimed at tightening oversight of business operations in certain sectors in China, often with little advance notice. These actions include: (i) cracking down on illegal activities in the securities market; (ii) increasing supervision of China-based companies listed overseas, particularly those using a VIE structure; (iii) introducing new cybersecurity measures, including expanded cybersecurity reviews; and (iv) strengthening anti-monopoly enforcement efforts.

Given the recent nature of these regulatory developments, there is significant uncertainty regarding the speed at which PRC legislative or administrative bodies will respond, what new or existing laws and regulations may be introduced or amended, how they will be implemented and interpreted, and the potential impact on our daily operations. These uncertainties may also affect our ability to attract foreign investment, the quotation of our common stock on the OTC Markets in the United States, and our prospects for listing on a U.S. or other foreign stock exchange.

The legal and operational risks associated with operating in the PRC also extend to our activities in Macau and Hong Kong. The PRC government has the authority to intervene in or influence our operations at any time and may impose stricter controls over overseas offerings and foreign investment in issuers based in Macau and Hong Kong. Such actions could result in material changes to our operations and adversely affect the value of our common stock.

Any efforts by the PRC government to enhance oversight and regulation of overseas offerings and foreign investment in Macau, Hong Kong, or China-based issuers could significantly limit or even prohibit our ability to offer or continue offering securities to investors, potentially causing their value to decline substantially or become worthless.

Currently, there are no restrictions or limitations under Macau or Hong Kong laws on converting Macau Pataca (MOP) or Hong Kong Dollar (HKD) into foreign currencies or transferring funds out of these regions. Additionally, PRC currency conversion controls do not presently have a material impact on cash transfers between our ultimate holding company and our operating subsidiary in Macau.

However, the PRC government may impose restrictions or limitations on fund transfers out of Macau in the future, which could impact our ability to distribute earnings, pay dividends, or reinvest in our business outside of Macau. If such measures are introduced, they could delay or hinder our business expansion beyond Macau and affect our ability to receive funds from our Macau-based operating subsidiary.

Furthermore, the introduction of new laws or regulations, or revised interpretations of existing ones, that impose unfavorable restrictions on our business could require us to adjust our operations to maintain compliance. Such changes may decrease demand for our services, reduce revenue, increase costs, necessitate additional licenses or approvals, or expose us to greater liabilities. Any of these factors could adversely affect our business, financial condition, and operational results, potentially leading to a decline in the value of our stock or rendering it worthless.

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

The Chinese government may intervene in or influence our operations in the Mainland China, or Macau at any time or may exert more control over offerings conducted overseas and/or foreign investment in us, which could result in a material change in our operations and and/or the value of our securities.

The Chinese government exercises significant oversight and discretion over business operations and may intervene in or influence our activities in Mainland China or Macau as it deems necessary to further regulatory, political, or societal objectives. In recent years, the Chinese government has implemented new policies that have had a substantial impact on certain industries, such as education and the internet sector. While our business operations in Macau have not been directly affected thus far, we cannot rule out the possibility that future regulations or policies may be introduced that could require us to seek approval from Chinese authorities to continue operating our business, which could negatively impact our operations, financial condition, and results.

Additionally, recent statements by the Chinese government suggest an intent to enhance oversight and control over foreign market offerings by companies with significant operations in China, as well as foreign investment in PRC-based issuers. While we are not currently subject to such direct intervention, there is no guarantee that we will remain unaffected in the future due to legal changes or unforeseen regulatory developments. There is always a risk that the Chinese government may seek to influence or regulate the operations of any company with activities in Mainland China or Macau.

If such intervention were to occur, it could lead to a significant decline in the value of our common stock or render it worthless. Moreover, if we were to become subject to direct oversight or influence from the PRC government due to regulatory changes or other unforeseen factors, it could require substantial modifications to our operations, result in higher compliance costs, or expose us to penalties for failing to meet new regulatory requirements.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

We face risks arising from China including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice. The Chinese government may intervene or influence the operations of our subsidiaries in China, Macau and Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in the operations of our subsidiaries in Mainland China, Macau and Hong Kong and/or the value of our securities.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China through our subsidiaries in Mainland China, Macau and Hong Kong may be harmed by changes in laws and regulations in China, including those relating to securities regulation, data protection, cybersecurity and mergers and acquisitions and other matters. The PRC central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our and our subsidiaries’ compliance with such regulations or interpretations.

Government actions in the future could significantly affect economic conditions in China or particular regions thereof, and could require our subsidiaries in Mainland China, Macau and Hong Kong to materially change their operating activities or divest ourselves of any interests we hold in Chinese assets. Our subsidiaries in Mainland China, Macau and Hong Kong may be subject to various government and regulatory interference. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Such subsidiaries’ operations could be adversely affected, directly or indirectly, by changes to existing laws or implementation of future laws and regulations relating to their business or industry.

As of the date of this filing, we and our subsidiaries in the Mainland China, Macau and Hong Kong (1) are not required to obtain permissions from any PRC authorities to operate or issue our common stock to foreign investors, (2) are not subject to permission requirements from the CSRC, CAC or any other entity that is required to approve their operations in the Mainland China, Macau and Hong Kong, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. The regulatory agencies like CSRC or CAC may impose fines and penalties on our operations in the Mainland China, Macau or Hong Kong, limit our ability to pay dividends outside of the Mainland China, Macau or Hong Kong, limit our operations in the Mainland China, Macau or Hong Kong, delay or restrict the repatriation of the proceeds from security offering into the Mainland China, Macau or Hong Kong or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities.

Any actions by the Chinese government to exert more oversight and control over security that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or complete hinder our ability to offer or continue to offer our securities and cause the value of such securities to significantly decline or be worthless.

Our common stock may be delisted and prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCAA, as amended by Consolidated Appropriations Act 2023, if the PCAOB is unable to inspect or investigate completely auditors located in Mainland China and Hong Kong. The delisting of our common stock or the threat of their being delisted could cause the value of our common stock to significantly decline or be worthless, and thus you could lose all or substantial portion of your investment.

Pursuant to the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act 2023, (the "HFCAA"), if the United States Securities and Exchange Commission, or the SEC, determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board of the United States, or PCAOB, for two consecutive years beginning in 2021, the SEC shall prohibit the company’s shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. Our auditor, an independent registered public accounting firm responsible for the audit report included in this annual report, is registered with the PCAOB and audits publicly traded companies in the United States. As such, it is subject to U.S. laws requiring the PCAOB to conduct regular inspections to ensure compliance with professional standards. However, the auditor is based in Hong Kong, a jurisdiction where the PCAOB was historically unable to conduct full inspections and investigations before 2022. Without these inspections, investor confidence in the reliability of our financial reporting and the integrity of our financial statements may be affected. Additionally, under the Holding Foreign Companies Accountable Act (HFCAA) and related regulations, companies whose auditors cannot be inspected for two consecutive years risk being delisted from U.S. national securities exchanges.

In 2022, the PCAOB announced that it had signed a Statement of Protocol with the China Securities Regulatory Commission (CSRC) and the Ministry of Finance of the PRC. This agreement was described as a significant first step toward granting the PCAOB full access to inspect and investigate registered public accounting firms in Mainland China and Hong Kong. Following this, the PCAOB vacated its 2021 determination that restrictions in these jurisdictions had prevented it from conducting complete inspections and investigations.

As a result, and unless the PCAOB issues a new adverse determination, the SEC has stated that no issuers are currently at risk of a trading prohibition under the Holding Foreign Companies Accountable Act (HFCAA). However, the PCAOB’s ability to continue conducting satisfactory inspections of firms in Mainland China and Hong Kong remains uncertain and depends on factors beyond our control.

If the PCAOB were to determine in the future that it cannot fully inspect and investigate auditors in these jurisdictions, we would again be designated as a Commission-Identified Issuer and could face potential delisting under the HFCAA. Such a delisting could restrict the liquidity of our common stock, limit our access to U.S. capital markets, and increase trading price volatility, materially and adversely affecting our stock’s market value.

There are significant uncertainties regarding the interpretation of PRC laws, rules, and regulations, which may change at any time with little advance notice and could limit the legal protections available to us.

The PRC legal system is primarily based on written statutes, and prior court decisions hold limited precedent value. As the PRC legal system continues to evolve rapidly, the interpretation of laws, regulations, and rules may change at any time with little advance notice and is not always uniform.

Since the late 1970s, the PRC government has progressively established a comprehensive legal framework governing economic activities. Over the past four and a half decades, legislative developments have strengthened protections for various forms of foreign and private-sector investment in the PRC. However, uncertainties persist in the interpretation and enforcement of these laws, which may affect the legal protections available to us.

However, the PRC has not yet established a fully integrated legal system, and newly enacted laws and regulations may not comprehensively address all aspects of economic activities in the country. In particular, the interpretation and enforcement of these laws and regulations remain uncertain.

Additionally, the PRC legal system is partially based on government policies and internal rules, some of which may not be published in a timely manner—or at all—and may even have retroactive effects. As a result, we may unknowingly violate such policies or rules and only become aware of a violation after the fact.

These uncertainties, including ambiguity surrounding the scope and enforcement of our contractual, property (including intellectual property), and procedural rights, as well as any failure to adapt to regulatory changes in the PRC, could materially and adversely impact our business and hinder our ability to continue operations in the PRC.

PRC laws and regulations are also continuously evolving, with their enactment, interpretation, and implementation remaining highly uncertain. Should any PRC laws or regulations become applicable to our business, we may face risks and uncertainties associated with the PRC legal system, including challenges in law enforcement and the possibility of regulatory changes being introduced with little or no advance notice.

As a result, we may occasionally need to pursue administrative and court proceedings to enforce our legal rights. However, PRC administrative and judicial authorities have broad discretion in interpreting and applying statutory and contractual provisions, making it more challenging to predict the outcomes of legal proceedings and assess the extent of legal protections available, particularly when compared to more developed legal systems.

The enforcement of laws, rules, and regulations in China can change quickly with little advance notice. Similarly, the PRC laws and regulations and the enforcement of such that apply or are to be applied to Macau can change quickly with little or no advance notice. As a result, the Macau legal system presents uncertainties which could limit the availability of legal protections. Such uncertainties could lead to material changes in the operations of our Macau-based subsidiary and/or adversely impact the value of our common stock.

As a condition for the handover of Macau’s sovereignty to China, China agreed to certain conditions, including the adoption of Macau’s Basic Law. The Basic Law guarantees Macau a high degree of autonomy, allowing it to retain its own currency, legal system, and parliamentary structure. As a Special Administrative Region, Macau is responsible for managing its own domestic affairs, including but not limited to its judiciary and courts of last resort, immigration and customs, public finance, currency, and extradition.

However, any changes that could potentially impact Macau’s legal system may create uncertainty, which, in turn, could materially and adversely affect the business and operations of our Macau-based subsidiary. As a result, we cannot predict the potential effects of future developments in Macau’s legal system, including the enactment of new laws, amendments to existing laws, changes in their interpretation or enforcement, or the possible preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us.

Recent interventions by the PRC government in the business activities of U.S.-listed, China-based companies may negatively impact our operations in Macau.

We were incorporated in the State of Utah, United States, and have an operating subsidiary, MED, which is incorporated under the laws of Macau. We are not a Mainland Chinese company, and neither we nor MED are required to obtain permission from the government of the People’s Republic of China (“PRC”) to operate or to issue our common stock to foreign investors.

Recently, the Chinese government announced plans to strengthen supervision of Mainland Chinese firms listed offshore. Under these new measures, the PRC aims to enhance the regulation of cross-border data flows and security, crack down on illegal activities in the securities market, and impose stricter penalties for fraudulent securities issuances, market manipulation, and insider trading. Additionally, the PRC will monitor sources of funding for securities investments and regulate leverage ratios.

The Cyberspace Administration of China (“CAC”) has also launched cybersecurity probes into several large U.S.-listed technology companies, focusing on anti-monopoly and financial technology regulations. More recently, with the passage of the Data Security Law, regulatory scrutiny has expanded to include how companies collect, store, process, and transfer data.

If we become subject to such a probe or are required to comply with heightened regulatory oversight, our management may need to dedicate significant time and resources to compliance efforts and responding to regulatory inquiries. This could divert valuable resources and attention away from our core operations, potentially having a negative impact on our business operations.

As a Macau-based operating company that does not operate in Mainland China, PRC laws and regulations currently do not have a material impact on our business, financial condition, or operations. However, due to our operations in Macau and the Chinese government’s significant oversight authority over business activities in the region, there is always a risk that the PRC government may, in the future, seek to influence or regulate companies with any level of operations in the PRC (including Macau). Such actions could impact our ability to offer securities to investors, list our securities on a U.S. or other foreign exchange, conduct business, or accept foreign investment.

Given the PRC’s recent expansion of authority in Hong Kong, there are risks and uncertainties that we cannot currently anticipate, and PRC laws and regulations are subject to rapid changes. The Chinese government may intervene in or influence our current and future operations in Macau or the PRC at any time and could impose greater restrictions on overseas offerings and foreign investment in issuers like us.

If any or all of the foregoing were to occur, it could lead to a material change in our operations, significantly impact the value of our common stock, and substantially limit or entirely prevent our ability to offer or continue offering securities to investors, potentially causing their value to decline significantly or become worthless.

If certain PRC laws and regulations were to become applicable to a company like us, our business, financial condition, and results of operations, as well as the value of our common stock and our ability to offer or continue offering securities to investors, could be materially and adversely affected. In such a scenario, we may face risks and uncertainties associated with the evolving PRC legal and regulatory landscape, including the interpretation and enforcement of laws, potential regulatory changes, and the broader complexities of the PRC legal system.

Our food ordering and delivery operating subsidiary is based in Macau, a Special Administrative Region of China. Currently, PRC laws and regulations do not have a material impact on our business, financial condition, or results of operations. We are not a Mainland Chinese company, and neither we nor our Macau subsidiaries are required to obtain permission from the PRC government to operate or to issue our common stock to foreign investors. Additionally, we are not subject to the requirements of the China Securities Regulatory Commission (CSRC) or the Cyberspace Administration of China (CAC), and our Macau operations do not require review or approval from any other PRC governmental authority.

However, if we have incorrectly determined that such approvals are not required, or if applicable laws, regulations, or interpretations change and we become subject to new approval requirements, obtaining such approvals could severely restrict or entirely prevent our ability to offer or continue offering securities to investors. This could lead to a significant decline or complete loss of value in our securities, including our common stock.

If PRC regulatory approval were required, it could result in material changes to our operations, including restrictions on our ability to continue our current business and accept foreign investments. Such adverse regulatory actions could significantly impact the value of our securities, expose us to penalties and sanctions imposed by PRC regulatory agencies, and potentially lead to delisting or trading prohibitions.

If certain PRC laws and regulations—whether existing or enacted in the future—were to become applicable to a company such as ours, their implementation could have a material adverse impact on our business, financial condition, and results of operations, as well as our ability to offer or continue offering securities to investors. Any of these developments could cause the value of our securities, including our common stock, to decline significantly or become worthless.

For example, if the PRC Data Security Law were to apply to our Macau-based business, we could be subject to heightened data security and privacy obligations. This may include conducting a national security review of data-related activities that could impact PRC national security and obtaining approval from relevant PRC regulatory authorities before providing data stored in Macau to foreign judicial or law enforcement agencies.

Additionally, if laws restricting the Public Company Accounting Oversight Board’s (PCAOB) access to auditor files were to apply to a company such as ours or our auditor, the PCAOB may be unable to fully inspect our auditor. This could lead to our securities, including our common stock, being delisted or prohibited from trading under the Holding Foreign Companies Accountable Act (HFCAA), materially and adversely affecting both the value and liquidity of your investment.

Relevant PRC government authorities have recently issued statements and taken regulatory actions concerning data security, anti-monopoly enforcement, and the overseas listings of PRC businesses. For example, the PRC Data Security Law and the Measures for the Security Assessment of Outbound Data Transfer introduce new requirements related to data security and cross-border data transfers. Additionally, PRC regulatory agencies have taken antitrust enforcement actions against certain PRC-based businesses under the PRC Anti-Monopoly Law, which applies to monopolistic activities within China as well as those outside the PRC that restrict or eliminate market competition within the country.

Furthermore, on February 17, 2023, the China Securities Regulatory Commission (“CSRC”) issued the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies and relevant supporting guidelines, establishing a filing-based regulatory framework for both direct and indirect overseas listings of PRC domestic companies, including those using variable interest entity (VIE) structures. These measures took effect on March 31, 2023. In response to such developments, the U.S. Securities and Exchange Commission (“SEC”) has imposed enhanced disclosure requirements on PRC-based companies seeking to register securities in the United States.

As our company currently does not have operations in Mainland China, including customer-facing business in the PRC, and does not utilize a VIE structure, we believe that the PRC government’s recent statements and regulatory actions—including those related to the PRC Data Security Law, the Measures for the Security Assessment of Outbound Data Transfer, the PRC Personal Information Protection Law, and anti-monopoly enforcement—will not have a material adverse impact on our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign exchange. However, there is no assurance that this will remain the case, nor can we guarantee that the PRC government will not seek to intervene in or influence our operations in the future.

If these regulatory developments were to become applicable to a company such as ours, they could have a material adverse impact on our business, financial condition, and results of operations, as well as our ability to accept foreign investments or offer and maintain the listing of our securities on a U.S. or other international exchange. Any of these factors could result in a significant decline in the value of our securities, including our common stock, or render them worthless.

PRC laws and regulations are continuously evolving, and their enactment timeline, interpretation, and implementation remain highly uncertain. If any PRC laws and regulations become applicable to us, we may be exposed to risks and uncertainties associated with the evolving legal and regulatory framework in China, including challenges related to their interpretation, enforcement, and implementation. Additionally, the PRC legal system is subject to rapid regulatory changes, and new rules or amendments may be introduced with little or no advance notice, which could impact our business and operations.

It may be difficult for overseas regulators to conduct investigations or collect evidence within the territory of China, including Macau and Hong Kong.

Shareholder claims and regulatory investigations that are common in the United States are generally difficult to pursue in China, both legally and practically. Significant legal and procedural barriers exist in China that restrict access to information needed for regulatory investigations or litigation initiated outside China. While Chinese authorities may establish regulatory cooperation mechanisms with foreign securities regulators to facilitate cross-border supervision and administration, such cooperation with U.S. securities regulatory authorities may be inefficient or limited due to the absence of a mutual and practicable cooperation framework.

Additionally, Article 177 of the PRC Securities Law, which took effect in March 2020, explicitly prohibits overseas securities regulators from directly conducting investigations or collecting evidence within Mainland China. As detailed interpretations and implementation rules for Article 177 have yet to be promulgated, its restrictions may further complicate efforts to protect shareholder rights and enforce legal claims.

If U.S. regulators initiate an investigation into us that requires access to evidence or witnesses in Mainland China, they may not be able to directly conduct such investigations or evidence collection under PRC law. In the future, U.S. regulators may seek cross-border cooperation with PRC securities regulatory authorities through judicial assistance, diplomatic channels, or an established regulatory cooperation mechanism. However, the effectiveness and feasibility of such cooperation remain uncertain.

There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

As a company incorporated under the laws of the State of Utah, it may be difficult for you to enforce judgments obtained in U.S. courts based on civil liability provisions of the U.S. federal securities laws against us in the PRC. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the U.S. or any state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between PRC and the country where the judgment is made or on principles of reciprocity between jurisdictions. PRC does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Adverse regulatory developments in China may subject us to heightened regulatory review and additional compliance requirements. In response to risks associated with recent regulatory changes in China, the SEC may adopt new disclosure requirements and enhanced regulatory scrutiny for companies like ours with Macau- and Hong Kong-based operations. These measures could increase our compliance costs and require us to meet additional disclosure obligations, potentially impacting our operations and regulatory burden.

Currently, Macau and Hong Kong maintain separate legal systems from Mainland China, with independent legislative frameworks and judicial systems distinct from the PRC government. However, recent regulatory developments in China, particularly those related to restrictions on offshore capital-raising by China-based companies, may result in increased regulatory scrutiny over our financing and capital-raising activities in the United States.

Additionally, we may become subject to industry-wide regulations introduced by PRC authorities, which could limit our service offerings, restrict our operational scope in Macau, or even lead to the suspension or termination of our business operations in Macau. To comply with adverse regulatory changes or policy shifts, we may need to adjust, modify, or significantly alter our business operations. However, we cannot guarantee that any remedial measures we adopt will be completed in a timely, cost-effective, or risk-free manner—or at all.

On July 30, 2021, in response to regulatory developments in China and actions taken by the PRC government, the Chairman of the SEC issued a statement directing SEC staff to seek additional disclosures from offshore issuers affiliated with PRC-based operating companies, including those in Macau and Hong Kong, before their registration statements could be declared effective.

On August 1, 2021, the China Securities Regulatory Commission (CSRC) issued a statement acknowledging the SEC's new disclosure requirements related to the listings of China-related issuers and recent regulatory changes in China. The CSRC also emphasized the need for enhanced communication between U.S. and Chinese regulators regarding the regulation of such companies.

Although we primarily operate in Macau, we cannot guarantee that we will not be subject to heightened regulatory scrutiny or government interference from China, which could impact our operations and regulatory compliance obligations.

If the Chinese government were to increase its oversight and control or impose new approval requirements from PRC authorities for issuing our common stock to foreign investors or listing on a foreign exchange, such actions could severely restrict or entirely prevent our ability to offer or continue offering securities to investors. This could result in a significant decline in the value of our securities or render them worthless.

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), along with five interpretive guidelines, which came into effect on March 31, 2023.

Under the Trial Measures, a PRC domestic company seeking to offer and list securities in overseas markets—whether through a direct or indirect offering—must complete the required filing procedures with the CSRC and report relevant information.

1. Direct overseas offering and listing refers to an offering and listing conducted by a joint-stock company incorporated in China.

2. Indirect overseas offering and listing occurs when an issuer meets both of the following conditions:

(i) Domestic companies contribute 50% or more of the issuer’s operating revenue, total profit, total assets, or net assets, as documented in its audited consolidated financial statements for the most recent accounting year.

(ii) The issuer's main business activities are conducted in Mainland China, its principal places of business are in Mainland China, or the majority of its senior management responsible for business operations and management are Chinese citizens or domiciled in Mainland China.

The determination of whether an overseas offering and listing is indirect is based on a substance-over-form approach.

As of the date of this filing, we are not required to obtain approval from or complete the filing with the CSRC for our common stock. Accordingly, we have not submitted an application for CSRC approval under the Trial Measures, based on the following facts:

1. We are a holding company incorporated in the State of Utah, not a company incorporated under PRC law.

2. Our business activities are primarily conducted in Macau, with minimal supporting operations in Mainland China.

3. All our officers and directors are non-Chinese citizens or domiciled outside of Mainland China.

Therefore, we do not meet the specific conditions outlined in the Trial Measures that would classify our overseas offering as an indirect overseas offering and listing by a domestic company.

However, as the Trial Measures were recently introduced and the determination of whether an overseas offering and listing by a domestic company is considered indirect is based on a substance-over-form approach, there remain substantial uncertainties regarding their implementation and interpretation. The CSRC may adopt a position that differs from our current understanding of the Trial Measures.

If the CSRC requires us to submit and complete the filing procedures for this offering and listing, we cannot guarantee that we will be able to do so in a timely manner, or at all. Failure to comply with such filing requirements under the Trial Measures could result in regulatory actions, including orders for rectification, warnings, or fines ranging from RMB 1 million to RMB 10 million imposed on our Shanghai subsidiary. Such penalties could materially and adversely affect our business operations and financial outlook, significantly restrict or entirely prevent our ability to offer or continue offering our common stock to investors, and cause the value of our common stock to decline substantially or even become worthless.

On February 24, 2023, the China Securities Regulatory Commission (CSRC), in collaboration with other PRC government authorities, issued the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises (the “Confidentiality and Archives Administration Provisions”), which came into effect on March 31, 2023.

The Confidentiality and Archives Administration Provisions require that PRC domestic enterprises seeking to offer and list securities overseas—whether directly or indirectly—establish a confidentiality and archives management system. Additionally, such enterprises, or their overseas listing entities, must complete approval and filing procedures with competent authorities if they provide or publicly disclose documents or materials involving state secrets or work secrets of PRC government agencies to securities companies, securities service institutions, overseas regulatory agencies, or other entities and individuals.

Furthermore, the provisions stipulate that any disclosure of documents or materials that may adversely affect national security or public interests, as well as accounting files or other materials of significant preservation value to the state and society, must follow the appropriate procedures in accordance with applicable laws and regulations.

As of the date of this filing, our Macau operating subsidiary and Mainland China supporting subsidies are not subject to these approval requirements, as we do not possess or disclose any documents or materials involving state secrets or work secrets of PRC government agencies.

As of the date of this filing, neither we nor our operating subsidiary in Macau, nor our supporting subsidiaries in Mainland China and Hong Kong:

1. Are required to obtain permission from any PRC authorities to operate or issue our common stock to foreign investors;

2. Are subject to approval requirements from the China Securities Regulatory Commission (CSRC), the Cyberspace Administration of China (CAC), or any other PRC regulatory entity overseeing our subsidiaries’ operations; and

3. Have received or been denied any such permissions by PRC authorities.

However, on July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law (the “Opinions”). The Opinions emphasize the need for stricter oversight and enforcement against illegal securities activities and call for enhanced regulation of overseas listings by Chinese companies. While the full scope and implications of these policies remain uncertain, we cannot rule out the possibility of increased regulatory scrutiny over companies with ties to China, including those operating in Macau and Hong Kong.

We have been closely monitoring regulatory developments in the PRC regarding any potential approval requirements from the China Securities Regulatory Commission (CSRC) or other PRC governmental authorities for overseas listings, including our quotation of common stock on the OTC Markets in the U.S.

As of the date of this filing, we have not received any inquiry, notice, warning, sanctions, or regulatory objections from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty regarding the enactment, interpretation, and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

Given the evolving PRC regulatory landscape, it is uncertain whether, and when, we, our Macau operating subsidiary, or our supporting subsidiaries in Mainland China and Hong Kong may be required to obtain permission from the PRC government for a future listing on U.S. exchanges. Furthermore, even if such permission is granted, there is no assurance that it will not be later denied or rescinded. This regulatory uncertainty could materially and adversely affect our business operations, financial outlook, and our ability to accept foreign investments or maintain our listing on a U.S. or other foreign exchange.

Recent increased oversight by the Cyberspace Administration of China (“CAC”) regarding data security, particularly for companies seeking to list on a foreign exchange, could negatively impact our food and grocery ordering and delivery business in Macau if our online food ordering platform directly targets Mainland China consumers.

Our majority-owned operating subsidiary, MED, is a Macau-registered entity and is subject to Macau laws applicable to entities operating in the region. MED provides food ordering and delivery services in Macau. We believe that MED is in full compliance with the laws and regulations governing its existence and operations in Macau, including, but not limited to, those related to data privacy, unfair competition, and anti-monopoly regulations, to the extent such laws and regulations apply to MED.

While we are not currently subject to PRC laws and regulations on privacy, data security, cybersecurity, and data protection, if our food ordering platform were to directly target Mainland China customers and collect a substantial amount of their personal information to expand our business in the future, we may become subject to the oversight of the CAC and its related regulations and measures.

On June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which came into effect on September 1, 2021. This law mandates that data collection be conducted lawfully and appropriately and requires data processing activities to adhere to a classification-based and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a directive aimed at cracking down on certain activities in the securities markets and promoting the high-quality development of capital markets. Among other measures, the directive calls for relevant governmental authorities to strengthen cross-border oversight of law enforcement and judicial cooperation, enhance supervision of China-based companies listed overseas, and establish and improve the extraterritorial application framework of PRC securities laws.

On August 20, 2021, the Standing Committee of the National People’s Congress enacted the Personal Information Protection Law of the People’s Republic of China (the "PRC Personal Information Protection Law"), which took effect on November 1, 2021. This law governs the processing of personal information of PRC natural persons, including activities conducted outside China, if (1) the processing is for the purpose of providing products or services to individuals within China, (2) the processing involves analyzing or evaluating the behavior of individuals within China, or (3) other circumstances as stipulated by relevant laws and administrative regulations apply.

On December 28, 2021, the Cyberspace Administration of China (CAC), in conjunction with relevant authorities, officially released the Measures for Cybersecurity Review (2021), which came into effect on February 15, 2022, replacing the Measures for Cybersecurity Review (2020) issued on April 13, 2020. The 2021 Measures require that operators of critical information infrastructure purchasing network products and services, as well as online platform operators engaged in data processing activities that impact or may impact national security (collectively, the “Operators”), undergo a cybersecurity review. Additionally, any online platform operator controlling personal information of more than one million users must undergo a cybersecurity review by the cybersecurity review office before seeking to list in a foreign country.

On September 24, 2024, the State Council promulgated the Regulations on Network Data Security Management, which will take effect on January 1, 2025. These regulations further govern the processing of important data, the security management of cross-border data transfers, the obligations of network platform operators, and the protection of personal information. Additionally, the regulations stipulate that any entity or individual engaged in network data processing activities outside the PRC that endangers PRC national security, public interests, or the lawful rights and interests of citizens or organizations may be held legally accountable in accordance with the law.

We currently do not control personal information for over one million users, nor do we collect data that affects or may affect national security. As of the date of this filing, we have not received any notice from authorities identifying our operating subsidiary in Macau as a critical information infrastructure operator (“CIIO”) or requiring us or our subsidiary to undergo a cybersecurity or network data security review by the Cyberspace Administration of China (“CAC”). However, if our food ordering platform were to directly target PRC consumers and collect personal information from over one million of such consumers, that platform would likely be subject to CAC oversight and its regulations and measures. In such a scenario, failure to comply with CAC regulations could result in significant compliance costs and potential fines.

In the future, we may collect and store certain data, including limited personal information from our customers—some of whom may be PRC individuals—as part of our food ordering and delivery membership programs. However, we do not anticipate collecting personal information from more than one million users or handling data that could impact national security in the foreseeable future. Non-compliance with applicable laws and regulations could materially and adversely affect our business, financial condition, and operating results. Additionally, failure to comply may limit our ability to offer or continue offering our common stock to investors, potentially leading to a significant decline in its value or rendering it worthless.

The M&A Rules and certain other PRC regulations concerning anti-monopoly impose complex procedures on certain acquisitions of Chinese companies by foreign investors, potentially making it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), initially adopted by six PRC regulatory agencies in August 2006 and amended in 2009, along with other relevant regulations, impose additional procedures and requirements that may make mergers and acquisitions by foreign investors more time-consuming and complex. These include, in certain cases, a requirement for prior notification to the Ministry of Commerce (“MOFCOM”) of any change-of-control transaction in which a foreign investor gains control of a PRC domestic enterprise.

For instance, the M&A Rules mandate that MOFCOM be notified in advance if a foreign investor acquires control of a PRC domestic enterprise under any of the following circumstances: (i) the transaction involves an important industry, (ii) it may impact national economic security, or (iii) it results in a change of control over a domestic enterprise that holds a well-known trademark or a PRC time-honored brand.

Additionally, the Anti-Monopoly Law, which was promulgated by the Standing Committee of the National People's Congress (“SCNPC”) and became effective in 2008, was recently amended on June 24, 2022, and came into effect on August 1, 2022. Under this law, transactions that qualify as concentrations and involve parties meeting specified turnover thresholds must receive clearance from MOFCOM before they can be completed. Specifically, prior approval is required if, in the previous fiscal year: (i) the total global turnover of all operators involved in the transaction exceeded RMB 10 billion, with at least two operators each having a turnover of more than RMB 400 million within China, or (ii) the total turnover within China of all operators involved exceeded RMB 2 billion, with at least two operators each having a turnover of more than RMB 400 million within China.

Moreover, the Anti-Monopoly Law requires that MOFCOM be notified in advance of any concentration of undertakings if certain thresholds are met. Additionally, the security review rules issued by MOFCOM, which took effect in September 2011, mandate a strict review of mergers and acquisitions by foreign investors that involve concerns related to national defense and security or where foreign investors may acquire de facto control over domestic enterprises that raise national security concerns. These rules also prohibit any attempts to bypass security reviews, including structuring transactions through proxies or contractual control arrangements.

In the future, we may seek to grow our business through acquisitions of complementary businesses. However, compliance with the aforementioned regulations and other relevant rules may be time-consuming, and any required approval processes—including obtaining clearance from MOFCOM or its local counterparts—could delay or prevent the completion of such transactions. This, in turn, may impact our ability to expand our business or maintain our market share.

We are currently not subject to the Anti-Monopoly Law as we have not met the filing threshold stipulated by the State Council, even if such a law were to apply in Macau, where our food ordering and delivery operations are located. However, if we were found to be subject to this law, we would be required to file a declaration with the State Administration for Market Regulation (“SAMR”), and no concentration could proceed until SAMR grants anti-monopoly clearance.

During such reviews, we may be required to suspend operations or face other disruptions, which could materially and adversely affect our business, financial condition, and operating results. This, in turn, could result in a significant decline in the value of our securities or, in extreme cases, render them worthless.

Even if we were subject to the aforementioned regulatory actions, it would not impact our ability to accept foreign investments or list on a U.S. or other foreign exchange. However, there remain substantial uncertainties regarding the interpretation and application of PRC laws and regulations, as well as potential future regulatory changes. There can be no assurance that relevant government agencies will not adopt a stance contrary to or otherwise different from the conclusions stated above. If they do, it could have a material adverse effect on the business, operating results, and reputation of our Macau operating subsidiary, as well as the trading price of our common stock and our ability to accept foreign investments or list on a U.S. or other foreign exchange.

Uncertainties surrounding the enforcement of laws in China, the potential for rapid regulatory changes with little advance notice, and the risk of government intervention or influence over our operations at any time could materially impact our business. Additionally, increased government control over overseas offerings and foreign investment in China-based issuers could lead to significant changes in our operations, financial performance, and the value of our Ordinary Shares, or hinder our ability to raise capital.

There are political risks associated with conducting business in Macau.

All of our food ordering and delivery operations are based in Macau. During the periods covered by the financial information incorporated by reference in this annual report on Form 10-K for the years ended December 31, 2022, and 2023, all of our revenue was generated from our operations in Macau. Accordingly, the business operations and financial condition of our operating subsidiary in Macau are subject to political and legal developments in the region. Adverse economic, social, or political conditions—such as material social unrest, strikes, riots, civil disturbances, or significant natural disasters—could impact the market and negatively affect our operations. Given Macau’s relatively small geographical size, any such incident could have a widespread impact on our business, potentially causing material adverse effects on our operations, financial results, and overall financial condition.

Macau is a Special Administrative Region of the People's Republic of China (PRC), and the PRC’s basic policies regarding Macau are outlined in the Basic Law, Macau’s constitutional document. The Basic Law grants Macau a high degree of autonomy, including executive, legislative, and independent judicial powers, as well as final adjudication under the “one country, two systems” principle. However, there is no guarantee that the political arrangement between the PRC and Macau, or Macau’s economic, political, and legal environment, will remain unchanged in the future. Since all of our food ordering and delivery operations are based in Macau, any changes to these political arrangements could destabilize Macau’s economy, directly and adversely affecting our financial position and operational results.

Fluctuations in the value of the Macau Pataca, Hong Kong dollar, or RMB may negatively impact our expenses and profitability.

While our reporting currency is the U.S. dollar, our Macau operating subsidiary generates revenue primarily in Macau Patacas and Hong Kong dollars. As a result, we are exposed to foreign exchange risk, as fluctuations in the exchange rate between the U.S. dollar and these local currencies may impact our revenues and overall financial performance. The value of the Macau Pataca and Hong Kong dollar against the U.S. dollar may be influenced by various factors, including political and economic conditions.

Although the Hong Kong dollar has been pegged to the U.S. dollar since 1983 and the Macau Pataca is pegged to the Hong Kong dollar, there is no assurance that these pegs will remain in place. Any change in these exchange rate arrangements could increase our exposure to currency fluctuations. Furthermore, the currency market for Macau Patacas is relatively small and underdeveloped, which may limit our ability to convert large amounts of Macau Patacas into U.S. dollars. This could create challenges in meeting U.S. dollar-denominated expenses.

Conversely, if we need to convert U.S. dollar financings into Hong Kong dollars or Macau Patacas to support our operations, exchange rate fluctuations could negatively impact the amounts received from such conversions, potentially affecting our liquidity and financial stability.

Risks Related to Our Food Delivery Business and Industry

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

Risks Related to Our Graphite Sales Business and Industry

Graphite mineral prices are subject to dramatic and unpredictable fluctuations.

We anticipate generating revenue from the sale of graphite mineral products sourced from mine site in Tamatave, Madagascar. However, in recent years, the prices of these commodities have fluctuated significantly due to various external factors beyond our control. These factors include international economic and political trends, inflation expectations, currency exchange rates, interest rates, global or regional consumption patterns, speculative activities, and increased production from new extraction developments and enhanced production techniques. Consequently, the impact of these factors on the prices of base and precious metals—and, by extension, on the economic viability of our exploration properties and projects—remains unpredictable.

The graphite industry is highly competitive. Our market share, net sales or net income could decline due to vigorous price and other competition.

Competition in the graphite industry primarily hinges on factors such as price, quality and performance, local presence, product portfolio, delivery reliability, and customer service. In particular, graphite fine powder products face intense price competition. The competitive landscape for new products is expected to remain focused on price, performance, cost-effectiveness, customer service, and product innovation. This competition could hinder our ability to implement price increases, compel us to reduce prices, or make higher investment on marketing and sales. Such financial pressures could adversely affect our operations. In this competitive environment, fluctuations in market conditions—including changes in customer demand and technological advancements—could negatively impact our competitiveness, sales, and overall profitability.

Our future sales opportunities depend, to a large extent, on the growth of markets for electronic vehicles and other graphite-based battery applications. These applications may develop slower or at a size that is less than expected, to the extent they develop at all.

Our growth and future demand for graphite products largely depend on the adoption of alternative fuel vehicles and other electrically powered transportation modes. The market for new energy vehicles is still developing, characterized by evolving technologies, competitive pricing, shifting government regulations, industry standards, and changing consumer preferences and behaviors.

Market estimates and growth forecasts carry significant uncertainty and are based on assumptions. For instance, if our assumptions regarding the ongoing development and availability of high-performance batteries at competitive price points, investments in vehicles, and software, consumer preferences, and regulatory approvals for electric air transportation prove to be inaccurate, the anticipated growth may occur more slowly than expected—or not at all. If the market for graphite-based battery fails to develop as anticipated or progresses more slowly than projected, it could adversely impact our business, financial condition, prospects, and operational results.

Our business and our partners are subject to market changes in the availability and cost of electricity and fuel that could adversely affect our business.

We operate in an energy-intensive industry that relies heavily on fuel, natural gas, and electricity during the manufacturing and international shipping processes. As we primarily depend on third parties for the production of our products, the prices and availability of fuel, electricity and natural gas from these third parties can be highly volatile. These market conditions are often influenced by factors beyond our control, and we may find it challenging to raise the prices of our products to offset increases in energy costs associated with manufacturing or shipping. Furthermore, our customers are also affected by these same market conditions, which could impact their purchasing decisions and, in turn, our sales.

We are subject to a variety of legal, economic, social and political risks associated with the nature of our business in association with natural resources, with customers scattered all around the world, which could have a material adverse effect on our financial and business operations.

A substantial majority of our net sales come from customers in a diverse array of countries. Given the nature of our business—trading in graphite, a natural resource often subject to national regulations and restrictions—we are exposed to several risks, including: (i) variations and devaluations in currency exchange rates; (ii) imposition or increases in customs duties and tariffs, or loss of protective measures; (iii) restrictions on the conversion of various currencies into dollars, euros, or other currencies; (iv) increases in revenue, income, or earnings taxes, along with withholdings and other taxes on payments by customers or partners; (v) inflation, deflation, and stagflation in countries where we operate; (vi) new or increased restrictions by the United States or other jurisdictions, including trade sanctions; (vii) compliance with laws on anti-corruption, export controls, customs, sanctions, environmental and other laws governing our operations, including in challenging jurisdictions; (viii) difficulties in determining or satisfying legal requirements, enforcing contracts, and obtaining complete financial information under local systems; and (ix) risks arising from changes in government, government policy, or political, social, or economic instability.

Any of these risks could have a material adverse effect on our business, financial condition, results of operations or cash flows, and we may not be able to mitigate these effects.

We are currently operating in a period significantly affected by geopolitical instability. Our business, financial condition, and operational results may be materially adversely impacted by any negative effects on the global economy stemming from these conflicts and geopolitical tensions. This is especially pertinent in light of the ongoing military conflict between Russia and Ukraine, as well as the unrest in the Middle East.

The ongoing military conflicts and geopolitical tensions have led to widespread disruption, and while their duration and outcomes remain uncertain, any of these conflicts could significantly affect markets, causing volatility in commodity prices and energy supplies, financial market instability, increased inflation, supply chain interruptions, and shifts in consumer preferences. While we expect the direct impacts on our business to be limited, the indirect effects on the economy, particularly in the graphite and natural resources sectors, could negatively influence our operations. Additionally, current macroeconomic factors—exacerbated by these conflicts, such as inflation and supply chain constraints—are likely to adversely affect our overall performance.

We may not respond quickly and profitably to the cutting-the-edge innovations or technologies in the graphite industry.

We believe that technological advances in graphite manufacturing will persist, enabling new developments in the field. These advancements could allow our competitors to produce graphite more quickly, efficiently, or at a lower cost than our partners, potentially providing them with greater resources to accelerate their innovation. If we are unable to adapt to or incorporate these technological advancements into our operations, or if we cannot swiftly transition to a more capable partner, our operational efficiency may suffer, leading to a decline in our competitive edge.

Our graphite products sales history is limited. Our ability to generate revenue is subject to a number of factors, any one or more of which may adversely affect our financial condition and operating results.

We have a limited history of graphite product sales and generating revenue. On December 22, 2023, the Company established a new wholly-owned subsidiary GEI, which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite sales.

Our ability to generate revenue from the sale of graphite products is influenced by several factors, including but not limited to: (i) a significant and sustained decline in the market price of graphite ores; (ii) difficulties in effectively marketing and selling graphite fine powder; (iii) unexpectedly high costs related to extraction, international shipping, fuel prices, and other expenses; (iv) significantly lower than anticipated extraction of graphite ores; (v) delays, reductions, or stoppages in graphite extraction activities and; (vi) the introduction of more stringent regulatory laws and regulations. The occurrence of any one or more of these factors could negatively impact our financial condition and operating results.

If we fail to effectively implement our sales, marketing, and service strategies, our sales growth will be hindered, negatively impacting our operational results

Our sales and marketing efforts may not achieve intended results and, therefore, may not generate the projected revenue we anticipate. As a result of our corporate strategies, we have decided to focus our resources on selected vertical markets. We may change our focus to other markets or applications in the future. There is no assurance that our focus or our near-term plans will be successful. If we are not able to address markets for graphite successfully, we may not be able to grow our business, compete effectively or achieve profitability. There can also be no assurance that we will be able to secure the contracts from our potential customers or extension of agreements from our existing customers.

We are unlikely to secure long-term agreements with our customers primarily due to the fluctuating prices of graphite, along with prevailing customer practices that make demand contingent on their specific needs and business decisions. This uncertainty can lead to fluctuations in our sales and impact our overall financial performance. If our future customers stop purchasing from us and we cannot replace them promptly with new customers, our financial results may suffer. However, we believe that our customers are unlikely to switch to alternative competitors due to our competitive pricing and quality, which set us apart.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 1C.   CYBERSECURITY

Cyber Risk Management and Strategy

We understand the critical importance of assessing, identifying, and managing material risks associated with cybersecurity threats. To address this, we have established a cybersecurity risk management process that aligns with industry standards and is integrated into the Company’s overall risk management systems.

By strategically embedding cybersecurity risk management within our broader risk management framework, we foster a company-wide culture of cybersecurity awareness. This integration ensures that cybersecurity considerations are a fundamental part of our decision-making processes at all levels. As a holding company, the Company’s board of directors and management work closely especially with IT department from our subsidiary Macao E-Media Development Company Limited (“MED”), to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Particularly, we had established a dedicated management standard for information security and cyber-security titled “Aomi APP Production Environment Anomaly Handling Guideline W-OM-CZ-001” (“Guideline”) since August 2020. This Guideline provides detailed definitions of incident levels, operational processes, anomaly handling workflows, review requirements, and a list of emergency response personnel. Since its formulation in 2020, we have adhered to these guidelines.

On a daily basis, we maintain an efficient communication channel between our customer service department and IT department, through which any anomaly issues are promptly reported and responded to. Any severe anomaly will receive immediate attention. During national holidays, designated personnel from IT department will be responsible to monitor. In the event of the occurrence of any serious anomaly, we will refer to the Guideline for protocols and workflow.

We leverage the support of third-party information technology and security providers, including for periodic security testing and vulnerability scanning, as part of our risk management process, designed to identify, assess, and manage cybersecurity risks. We, especially MED, has utilized services from AliCloud Hong Kong since its inception, employing the AliCloud WAF firewall to effectively block potential conventional cyber-attacks. We actively cooperate and engage with AliCloud Hong Kong security team, to conduct penetration testing on our entire system regularly, to identify and address any vulnerabilities promptly. Being a key client of AliCloud Hong Kong, we have established and maintained a group chat including account manager and support team of AliCloud, through which any anomaly issues can be immediately responded and resolved.

Governance

The organizational structure of the IT department of our subsidiary MED includes a specialized cyber-security team. Different levels of anomaly incidents are addressed through different workflows and reporting paths as stipulated in the Guideline, generally led and overseen by the head of the IT department in MED.

Our Chief Executive Officer Stanley Chan, with the input and assistance of the management, is responsible for the strategic leadership and direction of the Company’s cybersecurity program. Our Chief Executive Officer is also primarily responsible for the assessment and management of material cybersecurity risks and establishing and maintaining adequate and effective internal controls covering cybersecurity matters.

As of the date of this report, other than the foregoing, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this report. For more information about these risks, please refer to the section entitled “Risk Factors” in this Annual Report on Form 10-K.

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

March 13, 2025By: /s/ Stanley Chan

Stanley Chan

President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2025By: /s/ Stanley Chan

Stanley Chan

President, Chief Executive Officer, Chief Financial Officer and Director