Form 10-K
period 2024-12-31
SCIENTIFIC ENERGY, INC
filed 2025-05-28
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2024

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

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $107.67 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 263,337,500 shares of the registrant’s common stock were outstanding as of May 23, 2025.

Key Information Related to Doing Business in China and Macau

Company Overview

Scientific Energy, Inc. (the “Company”) was incorporated in the State of Utah on May 30, 2001. As a holding company, we do not conduct operations directly; instead, all business activities are carried out through our two operating subsidiaries, one located in Macau and one located in the United States:

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

# Organization Chart

SCIENTIFIC ENERGY INC
(Incorporate in the State of Utah, United States)
100%
Sinoforte Limited
(Incorporated in Hong Kong)
100%
Qwestro Limited
(Incorporated in Hong Kong)
50%
Gold Gold Gold Limited
(Incorporated in Hong Kong)
98.75%
Macao E-Media Development Company Limited
(Incorporated in Macao)
Transfer completed on 10 May 2021
90%
Zhuhai Chengmi Technology Company Ltd.
(Incorporated in China)
100%
Zhuhai Migua Technology Company Ltd.
(Incorporated in China)
90%
FRESH LIFE Technology Company Ltd.
(Incorporated in Macao)
99%
Green Supply Chain Management Company Ltd.
(Incorporated in Macao)
100%
Zhuhai Wanmi Technology Company Limited
(Incorporated in China)
100%
Zhuhai Aomi E-commerce Company Limited
(Incorporated in China)
70%
Citysearch Technology (HK) Company Limited
(Incorporated in HongKong)
100%
Celebrity Chef Catering Management Limited
(Incorporated in HongKong)
100%
Graphite Energy, Inc.
Incorporate in the State of Florida, United States
2024.12.31

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

There are significant legal and operational risks associated with conducting a substantial portion of our operations in Macau. Our food and grocery ordering and delivery operations are based mainly in Macau. However, due to the long-arm provisions under current PRC laws and regulations, the PRC government may exert significant oversight and discretion over our business operations. It may intervene in or influence our operations at any time, potentially resulting in material changes to our business or the value of our common stock. Additionally, any measures by the Chinese government to increase oversight and control over overseas offerings and/or foreign investment in Macau or China-based issuers could limit or entirely restrict our ability to continue offering securities to investors, potentially causing their value to decline significantly or become worthless. Furthermore, the Chinese government may impose restrictions on capital movement, affecting our ability to transfer funds out of Macau to distribute earnings, pay dividends, or reinvest in business operations outside of Macau. See “1A. Risk Factors — Risks Related to Doing Business in China and Macau — Under the long-arm provisions of current PRC laws and regulations, the Chinese government may exercise significant oversight and discretion over our business operations in Macau. It has the authority to intervene or influence our operations at any time, potentially leading to material changes in our business or the value of our common stock. Additionally, increased government oversight of overseas offerings or foreign investment in China-based issuers could restrict or entirely prevent our ability to offer securities, potentially causing their value to decline significantly or become worthless. Furthermore, the Chinese government may impose capital movement restrictions, limiting our ability to transfer funds out of Macau for purposes such as distributing earnings, paying dividends, or reinvesting in operations outside Macau. Changes in Chinese government policies, regulations, rules, or law enforcement practices may also occur rapidly and with little advance notice. As a result, our assessments of the risks associated with the PRC legal and regulatory system remain uncertain and subject to change.”

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

Cash Flows Through Our Organization

Cash generated from financing activities and operations is primarily retained by our operating subsidiaries to fund their operational needs and capital expenditures. Within our corporate group, cash is primarily transferred between subsidiaries through intercompany loan arrangements. Financing raised by Scientific Energy, Inc. is distributed to our operating subsidiaries via equity capital contributions or intercompany loan arrangements. In 2023 and 2024, apart from cash transfers made for the settlement of intragroup loan or charges, no cash was transferred from our subsidiaries to our holding company, Scientific Energy, Inc.

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

Recent Regulatory Development in the PRC

Macau is a Special Administrative Region of the People’s Republic of China (“PRC”), and its governing framework is outlined in the Basic Law, which functions as Macau’s constitution. Under the Basic Law, Macau maintains a high degree of autonomy, with independent executive, legislative, and judicial powers, including final adjudication, under the principle of “one country, two systems.” Accordingly, we believe that current PRC laws and regulations related to cybersecurity, mergers and acquisitions, and oversight of overseas securities offerings do not materially impact our business, financial condition, or results of operations. However, there is no guarantee that future changes in Macau’s economic, political, or legal environment will not affect our operations. If these PRC laws and regulations were to become applicable to us, our business, financial condition, and results of operations, as well as the value of our common stock and our ability to offer or continue offering securities to investors, could be materially and adversely affected.

We are aware that, in recent years, the PRC government has initiated a series of regulatory actions and issued statements aimed at tightening oversight of business operations in certain sectors in Mainland China, often with little advance notice. These measures include cracking down on illegal activities in the securities market, increasing supervision of Mainland China-based companies listed overseas that use a variable interest entity (“VIE”) structure, expanding cybersecurity review requirements, and strengthening anti-monopoly enforcement. These actions reflect the PRC government’s intent to exert greater control over overseas offerings and foreign investments in Mainland China-based issuers.

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

Regulations on Cybersecurity Review

On September 22, 2020, the Ministry of Public Security issued the Guidelines on Cybersecurity Protection System and Critical Information Infrastructure Security Protection System. These guidelines mandate that relevant authorities in various sectors—including public communication, information services, energy, transportation, water conservancy, finance, public services, government services, and national defense—develop regulations to identify critical information infrastructure within their domains. They are also required to provide the Ministry of Public Security with a list of these identified entities. Specifically, key protected assets such as basic networks, large private networks, core business systems, cloud platforms, big data platforms, Internet of Things (“IoT”) systems, industrial control systems, intelligent manufacturing systems, and new internet and emerging communication technologies that meet the identification criteria must be recognized as critical information infrastructure.

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

On December 24, 2021, the China Securities Regulatory Commission (“CSRC”), along with other relevant PRC government authorities, issued the Draft Overseas Listing Regulations. These regulations require that any overseas issuance and listing of securities complete the necessary filing procedures and submit relevant information to the CSRC. The Draft Overseas Listing

Regulations apply to both direct and indirect overseas issuances and listings. An issuance and listing will be considered an Indirect Overseas Issuance and Listing if a company’s principal business activities are conducted in the PRC issues and lists its shares under the name of an overseas issuer based on the equity, assets, income, or other similar rights and interests of a relevant PRC domestic enterprise.

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

Based on its gross merchandise volume and market share, MED is a leading food and grocery ordering and delivery service company in Macau. MED was founded in Macau in 2011, and in 2015, once was Meituan Dianping’s exclusive business partner in Macau. Meituan Dianping is the biggest platform in China that offers diversified daily needs services, including food delivery, hotel and travel booking and other goods and services. In June 2016, MED launched its own e-commerce platform Aomi APP. Since then, MED has grown and become the biggest food and grocery ordering and delivery service provider in Macau, with approximately 70% of the market share.

On December 22, 2023, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc., which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite sales. On January 18, 2024, the Company entered into a Base Agreement for Purchase of Graphite Ore with Madagascar Graphite Limited (“MGL”) to ensure the long-term, sufficient and stable supply of graphite ore, and later being amended and restated on March 22, 2024 in terms of the payment.

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

In January 2024, MED disposed all shares of Squirrel Logistic Company Limited (“Squirrel Logistic”) to third party with cash consideration of $12,286.

In March 2024, MED set up Zhuhai Aomi E-commerce Company Limited (“Zhuhai Aomi”), a 100% owned subsidiary of MED, in order to carry out in-store business in mainland China, predominantly and initially in Zhuhai city.

In October 2024, Guangzhou Chengmi Technology Company Limited, a 100% owned subsidiary of MED, ceased operation and completed the deregistration process.

In October 2024, the MED set up Zhuhai Wanmi Technology Company Limited (“Zhuhai Wanmi”), a 100% owned subsidiary of MED. The main business of Zhuhai Wanmi is in provision of IT development, maintenance, and support services in terms of mobile application to MED.

In December 2024, the Company acquired 100% shares of Celebrity Chef Catering Management Limited (“Celebrity Catering”), a Hong Kong corporation, through its Hong Kong subsidiary Citysearch. The main business of Celebrity Catering is to (i) supply Citysearch with ready-to-eat meal, so that Citysearch, as a group dining service provider, can solve the lunch and dinner group dining needs for corporate employees in Hong Kong, and (ii) act as a merchant offering only online food order and delivery services in Hong Kong.

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

Our Business

Currently our businesses segments are divided into: (i) food ordering & delivery business mainly in Macau, primarily through our 98.75% owned subsidiary, Macao E-Media Development Company Limited, a Macau Company (“MED”); (ii) sales of graphite products, a business carried out by our wholly-owned subsidiary, Graphite Energy, Inc, (“GEI”); and (iii) physical gold trading platform, operated by our 50% owned company, Gold Gold Gold Limited (“3G”), a Hong Kong company.

In the following sections, we will primarily discuss the business of MED and GEI, as 3G is a joint venture and its financial position and results of operations are not consolidated with our consolidated financial statements. The financial position and results of operations of 3G are summarized in the notes to our consolidated financial statements.

Food Ordering & Delivery Business

We are a leading mobile platform of ordering and delivery services for restaurants or other merchants in Macau. We operate in Macau. Our businesses are built on our platform, Aomi App (the “Platform”). The Platform connects restaurants/ merchants (collectively referred to as “merchants”) with consumers and delivery riders. The Platform is created to serve the needs of these three key areas and to become more intelligent and efficient with every customer order. As we grow, we enjoy the benefits of scale and enjoy our competitive advantages, and at the same time we deliver substantial benefits to everyone we serve. In 2024, our Platform generated over 10,017,000 transactions, totaling MOP1,135,530,000 (approximately $141,400,000) in Gross Merchandise Volume, and $43,517,891 revenue in food delivery business.

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

Merchants have the option to either engage the Company to provide the delivery service or deliver by themselves. By providing delivery services, the Company is able to significantly increase the number of merchants it can offer to customers while enhancing the transparency, consistency and reliability of the customer experience. Delivery services benefit the merchants by allowing them to focus on making great food or providing good merchandise while the Company handles the complexity of operating the delivery networks. Presently the Company is by far the largest citywide on-demand food and merchandise delivery network in Macau. The Company’s delivery arrangements with merchants are structured under two models: Instant Delivery and Scheduled Delivery. As of December 31, 2024, the Company had 560 delivery drivers.

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

(1) Flash Sales Service, which is, the Company utilizes its existing takeout platform, suddenly offering huge discounts, in a specific period of time, to clear a small amount of inventory for merchants. The discounted prices are available to exclusive members for a limited time. Each special sale only lasts for 1-2 days. First come, first served, while supplies last.

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

(3) Group Dining Services in Hong Kong is a new segment of business the Company launched since 2024 in provision of group dining service platform, which mainly solves the lunch and dinner group dining needs for corporate employees in Hong Kong. Our services to customers in Hong Kong are carried out in two ways. First, customers, mostly corporate customers, would issue to the Company a dining order specifying the delivery date, delivery address, number of meals, types of meals, and other required information in advance. The Company will then receive the payment from the customer upon the completion of the meal order. Second, individual customer could choose to visit our physical restaurant named Webite Space to enjoy the meal, a shared kitchen-and-café space, where we offer a wide variety of meal selections to customers. By the end of 2024, we already opened and operated 4 Webite Spaces all over Hong Kong.

For the year ended December 31, 2024, within our food delivery business segment, approximately 78% of the Company's food delivery business segment revenue derived from food ordering and delivery business, about 4% from flash sale service, 6% from in-store service, and approximately 5% from group dining services in Hong Kong, and the rest coming from other businesses such as marketing, advertisement and so on.

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

With 5,684 merchants currently operating on our Platform, 184 increase compared to 2023, we believe that we can provide merchants with the following key benefits:

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

Customer Benefits

As of December 31, 2024, total number of 1,820,000 customers have been registered with our Platform, among which the number of daily-active-users is 65,130, and number of monthly-active-users is 345,936. We believe that we provide customers with the following key benefits:

Discovery. We aggregate menus/merchandise catalogs and enable ordering from 5,684 merchants in Macau as of December 31, 2024, in most cases we provide customers with more choices than the menu drawer and allowing them to discover hidden gems from merchants on our Platform.

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

Graphite Products Sale Business

On December 22, 2023, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc. (“GEI”), which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite sales. In 2024, GEI had generated total revenue of $ 24,773,730 in the graphite sale business.

Operating mainly through our subsidiary Graphite Energy, Inc., taking advantage of our technical expertise and stable supply of top-trade graphite products, we function as a transmitting gear between end-use customer who has graphite products procurements needs from one side, and the upstream graphite ores manufacturer or graphite products provider from the other side. Given that graphite product is not an ordinary commodity, but rather requires tailored state-of-art solutions to secure the quality of manufacturing processes for the customers, our expertise and experience assure our customers to procure only the right graphite products, so that the end-user customers can concentrate on their core value-adding activities. We endeavor to set up and maintain a stable, consistent and effective connection among us and end-use customers, and supplier, especially during today’s circumstances full of uncertainty, disruption and restrictions.

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

As a graphite trading company, GEI is not in possession of production line or manufacturing facilities of any kinds. Instead, GEI opt for outsourcing the possessing and production of graphite ores to third-party partners who has not only qualified professionals and facilities in terms of manufacturing, but also with reliable expertise in transportation, insurance, custom brokerage services. By entering into a graphite production & processing contract with third-party partner with reputable experience with graphite products processing and manufacturing, third-party partners generally should be responsible for processing GEI’s graphite ore into graphite products, as per GEI’s instructions and under GEI’s supervision. In addition, those third-party partners take the full responsibility for transporting the graphite products to GEI's customers, and be in charge of all the intermediate logistics processes, including but not limited to packaging, insurance, sea freight, and customs clearance etc. Upon the reception and confirmation of the purchase order placed by customers in need of graphite products, GEI will instantly issue an instruction letter to third-party partners, specifying the latest delivery date, amounts and specification of graphite products. Third-party partners are expected to follow the instructions and deliver the graphite products before the agreed date. Apart from having third-party partners process graphite ore acquired from Madagascar Graphite Limited, from time to time, we choose to directly procure ready-to-ship graphite products from different entities, to meet the demand of different customers.

In addition to the existing customers that we have accumulated over the year, from the second half of the 2024, the Company relied on third-party distributors to access new markets, regions, and customer segments that may be difficult for the Company to reach directly. Those distributors often have established relationships with retailers, wholesalers, or other intermediaries, enabling faster market penetration on the one hand. On the other hand, distributors already have the infrastructure, logistics, and expertise to deliver products efficiently. Outsourcing distribution to these reliable partners allows the Company to focus on core business activities.

The Company also plans to utilize various marketing channels and strategies to reach potential customers, thereby expanding its customer base. In 2024, a partnership was established between GEI and a leading television media company that operates the one of the largest commercial TV channels in the Great Bay Area. The collaboration allows the Company to be committed to acquiring a comprehensive marketing strategy and execution services from its partner, including the advertisement production, live filming, graphic design, music composition, and leasing broadcasting time slots from the television channel for a duration of the partnership. By leveraging the broad coverage of the television satellite across the Asia-Pacific region, the Middle East, and significant parts of Africa and Europe, the Company aim to target a global audience and potential customers.

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

Integrated & Personalized Approach. We understand each customer with its technological processes and equipment employed are unique. We thoroughly study each customer on a case-by-case manner, and develop a tailored solution and customized graphite products. Besides, instead of simply functioning as the graphite products provider, we strive to offering 360-degree service and support for our customers. We aim to achieve the best project outcome through cooperation, problem solving and continuous process improvement.

Sources of Revenues and Costs of Revenues

We generate revenue primarily from, in food delivery segment, (i) commission from merchants for orders placed on our Platform, which are generally determined as a percentage of the value of the transaction completed, (ii) mobile marketing services in various advertising formats provided to restaurants/merchants or other clients, (iii) delivery fees from customers and merchants for delivery services provided by us, and in graphite sale segment, (iv) sales of graphite products, among which, graphite sales accounts for approximately 36% of the our total revenue, and food delivery business accounts for around 64% in 2024.

For the year ended December 31, 2024, within the food delivery segment, approximately 78% of the Company's food delivery revenue derived from food ordering and delivery business, about 4% from flash sale service, 6% from in-store service, and approximately 5% from group dining services in Hong Kong, and the rest coming from other businesses such as marketing, advertisement and so on; within the graphite sale segment, 100% of Company's revenue are attributed to graphite sales activity.

Our costs of revenue primarily consist of, in food delivery segment, (i) food/merchandise delivery rider costs, (ii) payment processing costs, (iii) employee benefits, expenses for customer service and other personnel, (iv) depreciation of property, plant and equipment, and (v) Cloud server operation and maintenance costs, and in graphite sale segment, (vi) procurement of graphite ores or products from other entities, (viii) processing and manufacturing costs incurred from third-party partners, and (vii) distribution costs.

A significant portion of costs of our revenues is attributable to delivery rider costs and purchase of inventory and the cost of purchase from Graphite Energy, Inc.

Market and Customers

In food delivery segment, with increased smartphone penetration, in recent years, the mobile food/grocery ordering market has grown worldwide. Mobile ordering has started to become the norm, thanks to the convenience, accuracy, and ability to integrate payments.

We operate in Macau and serve approximately over one million people, of which approximately 700,000 are permanent residents and more than 300,000 are non-Macau residents/college students who work or study full time in Macau. Our customers are mainly Macau residents, i.e., Macau households, office workers, laborers and college students.

As of December 31, 2024, we had approximately 1,820,000 registered Platform customers and served over 5,684 partnered merchants, among which the number of daily-active-users is 65,130, and number of monthly-active-users is 345,936. For the years ended December 31, 2024 and 2023, none of these active Platform customers or merchants accounted for 10% or more of our net revenues.

With respect to graphite sales segment, international graphite market value is expected to grow from 2024 to 2030, with the growing battery market as its key driver. Especially, high purity graphite is estimated to be the largest segment of the graphite market, given its inherent highly stable, electrically conductive, and thermally resilient features.

For the years ended December 31, 2024 and 2023, none individual of these purchasers accounted for 10% or more of our net revenues.

Sales and Marketing

Our food delivery sales team add new restaurant/merchant partners to the network by emphasizing the Platform’s low risk, high return proposition: providing more orders, low upfront payments or subscription fees without requiring any discounts from a restaurant/merchant’s full price menus, and we only get paid for orders we generate for them. Our delivery network has also expanded our offerings and ability to attract restaurants/merchants that do not have their own delivery operations. Leads for new merchants are generated either directly by the merchant through our Platform, or are self-prospected by the sales team. Once merchants have joined our network, our representatives continue to work with them to maintain quality control and to increase their order volume.

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

We worked with the Industrial and Commercial Bank of China to issue a co-branded credit card. Every new card holder is given MOP50 (approximately $6.25) worth of coupon redeemable on our Platform. Together with our good services, this campaign significantly increased our customer base.

From time to time, we also introduce various types of promotions and activities to keep the existing users active, such as giving out coupons, discounts, and cash back activities.

In terms of graphite sales business, we heavily rely on our top-notch graphite products to retain old customers and approach new customers. Further leveraged by our extensive industry network and integrated & personalized services, most of our existing customers are with high loyalty and repetitive purchase behavior.

In addition to the existing customers that we have accumulated over the year, the Company relied on third-party distributors to access new markets, regions, and customer segments that may be difficult for the Company to reach directly. Those distributors often have established relationships with retailers, wholesalers, or other intermediaries, enabling faster market penetration from the one hand. On the other hand, distributors already have the infrastructure, logistics, and expertise to deliver products efficiently. Outsourcing distribution to these reliable partners allows the Company to focus on core business activities.

In addition, the Company relies on traditional media and marketing partners to reach to potential customers and expand its customer base. Through a partnership between GEI and a leading television media company in the Great Bay Area formed in 2024, the partner shall provide the Company with the comprehensive marketing strategy and execution services, therefore assisting the Company to acquire a global audience and potential customers.

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

On the other hand, as a graphite trading company, we do not directly involve ourselves into the research and development of the manufacturing or processing in terms of graphite products. Instead, we highly depend on our partner, either graphite products supplier or manufacturer, for the investment in R&D, adoption of new technologies, developing new applications, and optimizing production or manufacturing process.

Growth Strategy

We strive to make our Platform an integral part of everyday life for merchants and customers through the following growth strategies:

(1) More merchants. We intend to broaden our network of merchants by providing innovative services that help merchants operate and grow their businesses. We have experienced tremendous success serving merchants. Today we have over 5,684 merchants, the majority of which are restaurants, on our Platform, and there are many more that we have yet to reach. We will continue to innovate and introduce new products and services to add value for our merchants and unlock additional revenue opportunities, and will continue our sales efforts to continue adding new merchants.

(2) More consumers. Presently there are over 1,820,000 registered consumers on our Platform. We plan to continue to increase our consumer reach by more consumer engagement. At present, consumers use our Platform for a small fraction of their monthly meals or purchases. We strive to increase the frequency with which consumers use our Platform by being the most delicious, affordable, and convenient way to eat or make purchase. We plan to do this by increasing the breadth of restaurant/merchant selection, expanding availability of meals at all times of the day. In addition, our goal is to satisfy consumers, thereby promoting their use of our Platform and making it easier for us to gain new consumers. We continue to make investments aimed at improving the consumer experience.

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

In terms of graphite sales business, we endeavor to adopt the following strategies:

(1) Reliable & Improving Graphite Product Quality. Our graphite product is the key factor to differentiate us from other competitors. Leveraged by the rigorous quality control measures taken by us and our partners, our products could guarantee the consistent performance for our customers. Meanwhile, we value and embrace new technologies in the graphite industry, along with up-stream and down-stream industry, quickly adapting to the changing market demands and consumer preferences, to ensure our products remain relevant.

(2) Expanding Distribution Channel. We relied on third-party distributors to access new markets, regions, and customer segments that may be difficult for the Company to reach directly Only through uninterruptedly expanding distribution channels, such as forming partnership with new distributors, and exploring new distribution channels such as online sales platform, can we expand our customer pool and thus meet our growth target.

(3) Stabilizing and Deepening Cooperation with Partners. To a large extent, our success hinges on the cooperation and relations with our partners, including both graphite provider and manufacturer from the supply end, and a diversified pool of transportation, insurance, custom brokerage services providers from the intermediate end. Further stabilizing and deepening relations with these partners will bring about a stronger bargaining power, therefore cut the cost and achiever our growth goal.

Competition

As a leading mobile food and grocery ordering and take-out delivery service provider in Macau, we primarily compete with the traditional offline ordering process used by the vast majority of restaurants/grocery stores and diners involving paper menus that restaurants distribute to diners, as well as advertising that restaurants/grocery stores place in local publications to attract customers. For dining customers, we compete with the traditional ordering process by aggregating restaurant and menu information in one place online so that it is easier and more convenient to find a desirable restaurant option and place a customized order without having to interact directly with the restaurants. For restaurants, we offer a more targeted marketing opportunity than the telephone pages, billboards or other local advertising media since dining customers typically access our Platform when they are looking to place a takeout order, and we capture the transaction right at the time when a dining customer has made a decision.

Most restaurants in Macau are small businesses, who do not have their own standalone websites and online interfaces. Compared to other dining platforms, we offer customers a wide range of choices, with over 5,684 restaurants on our Platform, including low cost or no cost delivery, menu price parity with any other online ordering option and the lowest overall pricing and most compelling rewards for customers in Macau.

MFood is another mobile food delivery service provider in Macau. While MFood has access to a massive number of users inherited from its late parent company, but MFood has been small in scale and unable to compete with us effectively. However, MFood and

Flash Bee, Macau’s second and third largest food delivery platforms merged in 2024, capturing a large share of market in Macau. The formation of this strategic alliance will further enhance its negotiation power and ability to reduce the operational costs. Following the merge, we still hold 50% of Macau local market.

While we remain the leading mobile food and grocery take-out delivery service in Macau, new competitors could emerge and existing competitors could continue to grow in our markets. These competitors may have greater resources and other advantages than us and could impact our growth rates and ability to maintain profitability.

In terms of our graphite sale business, being a trading company specialized in the supply of natural large-flake graphite fine powder globally, we compete with our rivals on different levels such as nations, industry sector, and so on.

Our most imminent and direct competition comes from synthetic graphite sector. Natural graphite is widely used in a range of industrial applications including refractories, foundries, and lubricants. Around 40% of global natural graphite supply is consumed in refractories production and 35% goes into smaller markets including thermal management in electronics, brake and clutch parts, gaskets, fire retardants and carbon brushes. Being an integral part of an electronic vehicle, lithium-ion battery is thriving with alongside EV industry. Lithium-ion battery anodes currently account for between 25% and 30% of natural graphite demand but this is growing steadily by a few per cent every year. Both natural and synthetic graphite is applicable in the anode in battery. Natural graphite anode has the advantages of lower cost, high capacity and lower energy consumption compared with the corresponding synthetic anode. But the synthetic one performs much better in electrolyte compatibility, fast-charge turnaround and battery longevity. Therefore, EV manufacturers prefer synthetic graphite, because of its advantages in terms of charging rate and capacity, providing batteries with longer driving ranges and longevity.

We also face competition on the globe, especially from China, the leading global producer country of natural graphite in the world, producing an estimated 77% of total world production in 2023, among which about 85% was flake graphite like our products. However, in October 2023, China announced export restrictions on natural graphite, including flake graphite, spherical graphite (natural and synthetic), expandable graphite, and some synthetic graphite products. During the first 9 months, China exported 58,000 tons of flake graphite concentrate, less than the 81,000 tons exported in the same period in the previous year. We believe these export restrictions continue to highlight the supply-chain risk for the recipient countries related to natural graphite products and could provide an opportunity for the Company. On the other hand, graphite products originated from other countries such as Mozambique or Brazil would likewise pose competition and challenges to us.

We mainly trade and sell graphite products exploited from the Antsirakambo and Marovintsy mining site, located in the province of Tamatave, Madagascar. Being the world’s second-largest graphite producer country, Madagascar hosts six large projects accounting for 3% of global production and 8% of worldwide reserves. The Vatomina and Sahamamy projects, operated by the British company Tirupati Graphite, are set to produce a combined 81,000 tonnes per year (tpy); Canadian company NextSource Materials’s projected Molo mine plans to produce 150,000 tpy upon full operation; The Ambatovy Project in Atsinanana is the largest mining operation in the country, producing around 4,730,000 tpy of run-of-mine material; Following Ambatovy, the Marovinsty Mine in Atsinanana is the second-largest project with 3,530,000 tpy of ROM production; The Ilakaka Mine in Ihorombe, managed by the World Sapphire Group, and the Bemanevika Mine in Boeny, operated by Kraomita Malagasy have order-of-magnitude production levels of 670,000 tpy and 140,000 tpy respectively. All of the companies and projects in Madagascar listed above pose direct competition to us and our products.

Government Regulation

Our food ordering & delivery services are subject to a wide variety of laws and regulations in Macau. These laws, regulations, and standards govern issues such as business registration, labor and employment, commissions and fees, anti-discrimination, payments, product liability, environmental protection, personal injury, text messaging, subscription services, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data security, competition, terms of service, mobile application and website accessibility, money transmittal, and background checks. We are also subject to regulations and best practices stipulated by the Monetary and Foreign Exchange Authority of Macau (“AMCM”). Especially, AMCM requires us to open an official bank account under the supervision of AMCM and other equivalent Macau government departments. When a customer places an order on our Platform, the customer’s payment will directly go to this official bank account in the first step. We then settle the payment later with merchants periodically.

Our graphite trading business are subject to various laws and regulations in United States, as well as other jurisdictions, which govern prospecting, development, trading, exports, international shipping, taxes, labor standards, occupational health, protection of the environment, and other matters.

We believe that we are and will continue to be in compliance with all applicable laws and regulations passed in the United States and relevant jurisdictions. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

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

We have devoted to identify and protect a substantial portion of our strategic intellectual property in logistics, selection optimization, and other technologies relevant to its business. As of December 31, 2024, we had 7 patents registered. In addition, we owned 141 registered trademarks and 102 software copyrights.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may be infringed in the future or may be invalidated, circumvented, or challenged.

Employees

We believe that our future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel. As of December 31, 2024, we had approximately 490 full time employees and 393 part time employees, among which 560 are delivery drivers. Nearly all of our part-time employees are delivery riders. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages, and we believe that our relationship with our employees remain healthy and positive.

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

•We rely on, and will continue to rely on, third parties for the provision of graphite ores or graphite products as the key for our operations, which involves a significant degree of risk and uncertainty in terms of quality or quantity of the ore/product supply in a timely and cost-saving manner.

•Our reliance on third parties to manufacture and process certain of our graphite products subjects us to certain risks, for example, if they fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

•If existing customers do not place purchasing orders from us or renew purchasing agreements with us, and we fail to expand new customer pool, our revenue could fall, and our results of operations would be adversely impacted.

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

Macau and Hong Kong are Special Administrative Regions of the People's Republic of China (“PRC”). Due to certain long-arm provisions in existing PRC laws and regulations, there is ongoing regulatory uncertainty regarding their implementation, interpretation, and potential impact on these regions. The PRC government may choose to exert additional oversight and discretion, leading to rapid changes in policies, regulations, rules, and law enforcement practices, often with little or no advance notice to us or our shareholders. As a result, the application, interpretation, and enforcement of both new and existing PRC laws and regulations remain uncertain, making it inherently difficult to assess the associated risks.

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

Currently, there are no restrictions or limitations under Macau or Hong Kong laws on converting Macau Pataca (MOP) or Hong Kong Dollar (HK$) into foreign currencies or transferring funds out of these regions. Additionally, PRC currency conversion controls do not presently have a material impact on cash transfers between our ultimate holding company and our operating subsidiary in Macau.

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

Most of our food ordering and delivery operations are based in Macau. During the periods covered by the financial information incorporated by reference in this annual report on Form 10-K for the years ended December 31, 2023, and 2024, majority of our revenue was generated from our operations in Macau. Accordingly, the business operations and financial condition of our operating subsidiary in Macau are subject to political and legal developments in the region. Adverse economic, social, or political conditions—such as material social unrest, strikes, riots, civil disturbances, or significant natural disasters—could impact the market and negatively affect our operations. Given Macau’s relatively small geographical size, any such incident could have a widespread impact on our business, potentially causing material adverse effects on our operations, financial results, and overall financial condition.

Macau is a Special Administrative Region of the People's Republic of China (“PRC”), and the PRC’s basic policies regarding Macau are outlined in the Basic Law, Macau’s constitutional document. The Basic Law grants Macau a high degree of autonomy, including executive, legislative, and independent judicial powers, as well as final adjudication under the “one country, two systems” principle. However, there is no guarantee that the political arrangement between the PRC and Macau, or Macau’s economic, political, and legal environment, will remain unchanged in the future. Since all of our food ordering and delivery operations are based in Macau, any changes to these political arrangements could destabilize Macau’s economy, directly and adversely affecting our financial position and operational results.

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

The report of AOGB CPA Limited, our independent registered public accounting firm, with respect to our consolidated financial statements as of and for the year ended December 31, 2024 contains an explanatory paragraph as to our potential ability to continue as a going concern. As a result, this may adversely affect our ability to obtain new financing on reasonable terms or at all. Investors may be unwilling to invest in a company that will not have the funds necessary to continue to deploy its business strategies.

Failure to raise additional capital to fund future operations could harm our business and results of operations.

As reflected on our audited consolidated financial statements as of and for the year ended December 31, 2024 contained herein, we had net loss of $1,104,178, and had an accumulated deficit of $47,736,443. We will control our operating costs and require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. Current or past lenders may decline to provide new funding. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

Our revenue heavily depends on a limited customer base, a trend likely to continue.

We operate mainly in Macau and serve approximately over one million people, of which approximately 700,000 are permanent residents and more than 300,000 are non-Macau residents/college students who work or study full time in Macau. Our customers are mainly Macau residents, i.e., Macau households, office workers, laborers and college students. Due to the nature of our industry, we have a limited customer base and have depended on a small number of customers for a significant portion of our revenue. As of December 31, 2024, we had approximately 1,820,000 registered platform customers and served over 5,684 partnered merchants. For the years ended December 31, 2024 and 2023, none of these active platform customers or merchants accounted for 10% or more of our net revenues. Our limited customer base could make it difficult to grow our business significantly.

If we fail to retain our existing merchants and consumers or acquire new merchants and consumers in a cost-effective manner, our revenue, revenue growth, and margins may decrease and our business, financial condition, and results of operations could be adversely affected.

As of December 31, 2024, we retained more than 5,684 merchants on our platform We believe that growth of our business and revenue is dependent on our ability to cost-effectively grow our platform by retaining our existing merchants and consumers and adding new merchants and consumers, including in new markets. The increase in merchants attracts more consumers to our platform and the increase in consumers attracts more merchants. This network takes time to build and may grow slower than we expect or slower than it has grown in the past. If we fail to retain either our existing merchants, especially our most popular merchants, or consumers, the value of our network would be diminished. We expect to continue to incur expenses to acquire additional merchants and consumers. In expanding our operations into new markets to acquire additional merchants and consumers, we may be placed into unfamiliar competitive environments, and we may invest significant resources with the possibility that the return on such investments will not be achieved for several years or at all. We cannot assure you that the revenue from the merchants and consumers we acquire will ultimately exceed the cost of acquisition.

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

The online food delivery market in which we operate are intensely competitive and characterized by shifting customer preferences, fragmentation, and frequent introductions of new services and offerings. As a leading mobile food and grocery ordering and take-out delivery service in Macau, we primarily compete with the traditional offline ordering process used by the vast majority of restaurants/grocery stores and diners involving paper menus that restaurants distribute to diners, as well as advertising that restaurants/grocery stores place in local publications to attract customers. For dining customers, we compete with the traditional ordering process by aggregating restaurant and menu information in one place online so that it is easier and more convenient to find a desirable restaurant option and place a customized order without having to interact directly with the restaurants. For restaurants, we offer a more targeted marketing opportunity than the telephone pages, billboards or other local advertising media since dining customers typically access our platform when they are looking to place a takeout order, and we capture the transaction right at the time when a dining customer has made a decision.

Most restaurants in Macau are small businesses, who do not have their own standalone websites and online interfaces. Compared to other dining platforms, we offer customers a wide range of choices, with over 5,684 restaurants on our platform, including low cost or no cost delivery, menu price parity with any other online ordering option and the lowest overall pricing and most compelling rewards for customers in Macau.

There is another mobile food delivery service provider in Macau, MFood, which was established in 2020. While MFood has access to a massive number of customers inherited from its partner, MFood is relatively small in scale and unable to compete with us effectively. However, MFood and Flash Bee, Macau’s second and third largest food delivery platforms merged in 2024, capturing a large share of market in Macau. The formation of this strategic alliance will further enhance its negotiation power and ability to reduce the operational costs. Following the merge, we still hold 50% of Macau local market.

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

Several factors have contributed to recent economic challenges in the PRC, including government measures to stabilize the housing market and disruptions from COVID-19, which have led to reduced consumer discretionary budgets and lower spending on travel and leisure. Additionally, the PRC's common prosperity initiative, launched in 2021, aims to reduce wealth inequality, which may alter spending habits. Changes in income tax rates or policies aimed at discouraging conspicuous consumption could further influence our patrons' spending patterns. These government measures, along with others aimed at controlling economic growth—such as tightening credit and liquidity—have likely contributed to a slowdown in the PRC’s economy. According to preliminary estimates from the National Bureau of Statistics of China, the GDP growth rate for the PRC was 5% in 2024, down from 5.2% in 2023 but up from 3% recorded in 2022. Any future slowdown in the PRC’s growth could negatively affect financial markets, currency exchange rates, and other economies, as well as our users' willingness to spend in Macau or PRC.

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

We rely on, and will continue to rely on, third parties for the provision of graphite ores or graphite products as the key for our operations, which involves a significant degree of risk and uncertainty in terms of quality or quantity of the ore/product supply in a timely and cost-saving manner.

To ensure the long-term, sufficient and stable supply of graphite ore, which is the most important raw material for the Company’s or Company’s third-party partner’s graphite production line, on January 18, 2024, the Company entered into a Base Agreement for Purchase of Graphite Ore with Madagascar Graphite Limited (“MGL”), which was later amended and restated on March 22, 2024. During the term, MGL agrees to sell and deliver to the Company, and the Company agrees to purchase and accept from MGL sufficient amount of graphite ore so that the Company can produce up to 100,000 tons of graphite refined powder products with a carbon content of more than 95%. Parties agree to decide whether to renew or reach a new agreement 30 days before the expiration of this agreement.

In addition to sourcing graphite ores from suppliers and partnering with third parties for processing into graphite products, we occasionally opt to directly purchase ready-to-ship graphite products from other entities. We depend on third-party suppliers, including MGL and others, to fulfill the varying demands of our customers. This reliance exposes us to risks concerning the availability of these materials and products, which may lead to demand shortages and supply chain challenges. Furthermore, we may lack sufficient purchasing power to mitigate the risk of price increases for the raw materials and products we require.

Separately, we may be subject to various supply chain requirements related to conflict minerals and labor practices. Compliance with these and potential future requirements may necessitate significant costs, including the need to find new suppliers to replace existing ones. We may encounter challenges in locating new suppliers for certain raw materials or ores essential for our operations, and those suppliers may not be willing or able to provide us with the necessary products.

We anticipate incurring considerable costs associated with procuring the materials needed to manufacture and assemble our batteries, which will involve negotiating purchase agreements and delivery timelines under favorable terms. However, we may struggle to control price fluctuations for these materials or secure agreements with suppliers that are advantageous to us. Significant increases in raw material prices or our inability to reduce these costs as we scale could adversely affect our prospects.

Our reliance on third parties to manufacture and process certain of our graphite products subjects us to certain risks, for example, if they fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

As a graphite trading company, GEI does not possess any production lines or manufacturing facilities. Instead, GEI opt for outsourcing the possessing and production of graphite ores to third-party partners who has not only qualified professionals and facilities in terms of manufacturing. By entering into graphite production & processing contracts with third-party partner with reputable experience with graphite products processing and manufacturing, third-party partners generally should be responsible for processing GEI’s graphite ore into graphite products, as per GEI’s instructions and under GEI’s supervision.

Any contract manufacturers and suppliers we engage must comply with numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements. These encompass regulations related to laboratory procedures, the handling and disposal of hazardous materials, and employee health and safety. We cannot fully eliminate the risks of contamination or injury associated with hazardous materials or waste during the manufacturing process. Should contamination or injury occur, we, along with our manufacturers and suppliers, could be held liable for resulting damages, which might exceed our financial resources. Additionally, under certain environmental laws, we could be held responsible for contamination costs at our current or past facilities, as well as at third-party sites. This could lead to significant civil or criminal fines and penalties.

Compliance with environmental laws and regulations can be costly. Moreover, we cannot completely eliminate the risk of accidental injuries or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Therefore, in the event of contamination or injury, particularly under extreme circumstances, we could face liabilities or fines that exceed our resources. This could also lead to suspensions of our clinical trials or regulatory approvals, materially adversely affecting our business, financial condition, operational results, and prospects.

We depend on third parties for certain transportation, warehousing and logistics services.

We also rely primarily on third parties for the transportation of the products we manufacture. In particular, a significant portion of the goods we manufacture are transported to different countries, which requires sophisticated warehousing, logistics and other resources. If any of the third parties that we use to transport products are unable to deliver the goods we manufacture in a timely manner, we may be unable to sell these products at full value or at all, which could cause us to miss deliveries and breach our contracts, which could damage our relationships with our customers and subject us to claims for damages under our contracts. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If existing customers do not place purchasing orders from us or renew purchasing agreements with us, and we fail to expand new customer pool, our revenue could fall, and our results of operations would be adversely impacted.

A significant portion of our revenue in the graphite business comes from existing customers with stable and mutually beneficial relationships. Expanding the size and number of deployments among these customers is a key component of our growth strategy. However, we may not effectively execute this or any other aspect of our growth plans.

Our clients in the graphite sales segment are important to our business, yet none accounted for 10% or more of our total net revenues for the year ending December 31, 2024. Consequently, we cannot predict future demand levels from these larger customers, and there is no guarantee that they will continue to purchase from us.

Renewing or expanding deployments may require increasingly sophisticated and costly sales efforts that might not result in additional sales. Furthermore, our customers' decisions to broaden their use of our graphite products depend on various factors, including general economic conditions, the performance of our products, and their satisfaction with our offerings. If our initiatives to expand within our existing customer base are unsuccessful, our business may be adversely affected.

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

The Articles of Incorporation of the Company authorizes the issuance of 500,000,000 shares of common stock. As of December 31, 2024, we have 263,337,500 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of the Company’s common stock held by the Company’s then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors and might have an adverse effect on any trading market for the Company’s common stock.

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

Item 2.   DESCRIPTION OF PROPERTY

We do not own any properties. We entered into lease agreements for our offices located in Macau, Hong Kong, and Zhuhai, China, totaling approximately 44,521.48 square feet.

We believe these facilities are in good condition and sufficient for our current needs but may need to seek additional or expanded facilities if our business continues to grow, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

Item 3.   LEGAL PROCEEDINGS

From time-to-time, we are involved in legal proceedings relating to claims arising out of our operations in the normal course of business. It is our policy to record accruals for legal contingencies to the extent that we have concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and to expense costs associated with loss contingencies, including any related legal fees, as they are incurred. As of December 31, 2024, and through the filing date of this Form 10-K, there were no such actions or proceedings, either individually or in the aggregate, that, if decided adversely to our interests, we believe would be material to our business.

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

Holders of Our Common Stock

As of December 31, 2024, we had approximately 253 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Securities Transfer Corporation, 2901 Dallas Parkway, Suite 380, Plano TX 75093 to act as transfer agent for the common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of our equity securities were made by us or any affiliated entity during the year ended December 31, 2024.

Item 6.  RESERVED

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2024 and 2023. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 23 to our financial statements entitled “Restatement of Previously Issued Consolidated Financial Statements”. For further detail regarding the restatement, see “Item 9A. Controls and Procedures.”

Business Overview

Currently our businesses segments are divided into: (i) food ordering & delivery business mainly in Macau, primarily through our 98.75% owned subsidiary, Macao E-Media Development Company Limited, a Macau Company (“MED”); (ii) sales of graphite products, a business carried out by our wholly-owned subsidiary, Graphite Energy, Inc, (“GEI”); and (iii) physical gold trading platform, operated by our 50% owned company, Gold Gold Gold Limited (“3G”), a Hong Kong company.

In this MD&A section, we will primarily discuss the business of MED and GEI, as 3G is a joint venture and its financial position and results of operations are not consolidated with our consolidated financial statements. The financial position and results of operations of 3G are summarized in the notes to our consolidated financial statements.

As a leading mobile platform of ordering and delivery services for restaurants or other merchants, we operate in Macau, and our businesses are built on our platform, Aomi App (the “Platform”). The Platform connects restaurants/merchants (collectively referred to as “Merchants”) with consumers and delivery riders. The Platform is created to serve the needs of these three key constituencies and to become more intelligent and efficient with every customer order. As we grow, we enjoy the benefits of scale and enjoy our competitive advantages, and at the same time we deliver substantial benefits to everyone we serve. For the year ended December 31, 2024, our Platform generated over 10,017,000 transactions, totaling $141,400,000 in Gross Merchandise Volume, and $43,517,891 revenue in food delivery business.

On December 22, 2023, the Company established a new wholly-owned subsidiary, Graphite Energy, Inc. (“GEI”), which was incorporated in the State of Florida. The purpose of forming this new subsidiary is to enter the business of graphite sales. Operating mainly through GEI, taking advantage of our technical expertise and stable supply of top-trade graphite products, we function as a transmitting gear between end-use customer who has graphite procurements needs from one side, and the upstream graphite manufacturer or graphite products provider from the other side. Given that graphite product is not an ordinary commodity, but rather requires tailored state-of-art solutions to secure the quality of manufacturing processes for the customers, our expertise and experience assure our customers to procure only the right graphite products, so that the end-user customers can concentrate on their core value-adding activities. We endeavor to set up and maintain a stable, consistent and effective connection among us, end-use customers, and suppliers, especially during today’s circumstances full of uncertainty, disruption and restrictions. For the year ended December 31, 2024, the Company had generated total revenue of $24,773,730 in the graphite sale business.

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

In March 2024, MED set up Zhuhai Aomi E-commerce Company Limited (“Zhuhai Aomi”), a 100% owned subsidiary of MED, in order to carry out in-store business in mainland China, predominantly and initially in Zhuhai city.

In October 2024, Guangzhou Chengmi Technology Company Limited, a 100% owned subsidiary of MED, ceased operation and completed the deregistration process.

In October 2024, the MED set up Zhuhai Wanmi Technology Company Limited (“Zhuhai Wanmi”), a 100% owned subsidiary of MED. The main business of Zhuhai Wanmi is in provision of IT development, maintenance, and support services in terms of mobile application to MED.

In December 2024, the Company acquired 100% shares of Celebrity Chef Catering Management Limited (“Celebrity Catering”), a Hong Kong corporation, through its Hong Kong subsidiary Citysearch. The main business of Celebrity Catering is to (i) supply Citysearch with ready-to-eat meal, so that Citysearch, as a group dining service provider, can solve the lunch and dinner group dining needs for corporate employees in Hong Kong, and (ii) act as a merchant offering only online food order and delivery services in Hong Kong.

2024 Highlights

Our operating results for the year ended December 31, 2024 included the following:

●	Total revenue increased by $29.7 million to $68.6 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

●	Total gross profit increased by $3.2 million to $21.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Results of Operations

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The following table shows operating results for the years ended December 31, 2024 and 2023.

Years Ended
	December 31,
	2024	2023	$ Change	% Change
Revenues	$68,634,071	$38,958,211	29,675,860	76%
Cost of revenue	47,548,719	21,097,763	26,450,956	125%
Gross profit	21,085,352	17,860,448	3,224,904	18%

Operating expense	22,146,467	51,235,448	(29,088,981)	(57)%
Operating loss	(1,061,115)	(33,375,000)	32,313,885	(97)%

Other expense, net	(35,294)	(56,510)	(21,216)	(38)%
Net loss before provision for income taxes	$(1,096,409)	$(33,431,510)	32,335,101	(97)%

Sales

For the year ended December 31, 2024, the Company generated sales for $68,634,071 compared to $38,958,211 for the year of 2023. The sales were generated from the subsidiaries including, MED, which was acquired by the Company in September 2021, and Graphite Energy, Inc. established on December 22, 2023.

Costs of revenue

For the year ended December 31, 2024, the Company generated cost of revenue for $47,548,719 compared to $21,097,763 for the year of 2023. Currently the Company is attributable to delivery rider costs and purchase of inventory and the cost of purchase from Graphite Energy, Inc.

Operating expenses

For the year ended December 31, 2024, the Company’s operating expenses were $22,146,467 compared to $51,235,448 for the year of 2023. The decrease is primarily due to the decrease of the impairment loss of the goodwill for the Group.

Other expenses, net

For the year ended December 31, 2024, the Company had $35,294 of other expense, net, as compared to $56,510 of other expenses, net, for the same period last year.  The amount includes the interest income related to loan receivable from a joint venture company and the interest expense related to loan interest payable to the banks. The decrease is primarily the result of the repayment of bank loan paid towards Macau and Zhuhai business operations.

Net Income (Loss)

For the year ended December 31, 2024, the Company had a net income attributable to the Company of $69,847, or $0.0003 per share, as compared to a net loss of $32,739,144, or $0.12 per share, for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash and cash equivalents of $4,914,559 and a working capital deficit of $7,290,919.  The Company does not generate a significant amount of cash flows from operations.

For the year ended December 31, 2024, the Company provided net cash of $1,488,485 from its operating activities primarily from our net loss of $1,104,178, net with depreciation and amortization of $200,139, loss on disposal of property, plant and equipment of $85,529, loss from disposal of a subsidiary of $307,483, reversal of impairment loss on amount due from joint venture of $24,359, an increase in impairment loss on loan receivable of $248,079, an increase in impairment loss on goodwill of $1,002,951, an increase in account receivables of $3,986,397, an increase in inventories of $94,185, an increase in prepaid expenses of $4,111,530, an increase in deposits of $32,411, an increase in other receivables and deposits of $415,676, an decrease in accrued expense of $233,892, a decrease in deposit received of $119,548, an increase in other payables of $4,153,491, an increase in account payable of $6,041,161. By comparison, net cash used in operating activities was $106,413 in 2023.

During the year ended December 31, 2024, the Company used net cash of $91,213 from its investing activities which comprised with purchase of equipment of $167,722, repayment from related companies of $296,711, repayment from the joint venture of $24,359 and net cash inflow from acquisition of a subsidiary of $3,518. By comparison, net cash used in investing activities was $90,459 in 2023.

During the year ended December 31, 2024, the Company’s financing activities provided net cash of $260,156, which was comprised of repayment of bank loans of $3,123,832 and loan borrowing from bank of $3,383,988. By comparison, net cash provided by financing activities was $1,255,233 in 2023.

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

The bank loans are borrowed by MED and Zhuhai Chengmi Technology Company Limited (“Chengmi”). The banking credit facility from MED dated March 3, 2020 for a maximum principal of $374,672 expiring July 31, 2025 at an interest rate of 4.25% per annum. This loan is secured against the directors of MED and for the use of MED operation due to the outbreak of COVID-19. On June 13, 2022, MED borrowed another loan from Ant Bank (Macau) Limited with principle of $623,239 (equivalent to MOP5,000,000), at an interest rate of 4% per annum with no fixed term of repayment. In May and June 2023, Chengmi borrowed the loans with principle of $362,505 and $414,731, repaid within a year and at an interest rate of 4.5% per annum. In June 2023, Chengmi borrowed the loans with principle of $85,518 and $59,052, repaid within a year and at an interest rate of 4.4% per annum. In 2023, MED repaid the $623,239 loan to Ant Bank (Macau) Limited and borrowed another loan from this bank with principle of $1,248,841 (equivalent to MOP10,000,000), at an interest rate of 5.5% per annum with 12-month repayment of principle. In 2024, Chengmi borrowed the loan with principle of $1,098,645 (equivalent to RMB8,000,000) from Bank of China in PRC, repaid within a year and at an interest rate between 3.15% and 3.5% per annum. Chengmi borrowed another loan from Agricultural Bank of China with principle of $137,331 (equivalent to RMB1,000,000), at an interest rate of 3.5% per annum and repaid within a year.

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

Contractual Obligations

The Company leases approximately 250 square feet of space in Jersey City, New Jersey under a month-by-month basis at rent of $650 per month.  In addition, the Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 2024 with monthly payments of approximately $4,404 per month. Besides, the acquisition of Macau and Zhuhai subsidiaries, it results on addition lease for office and warehouse approximately 39,800 square feet in Macau and Zhuhai, expiring within year 2023 and 2024 with monthly payment of approximately $28,351 per month. In 2023, MED’s subsidiary, Citysearch Technology (HK) Company Limited, entered into a two-year lease for a cafe shop space of approximately 708 square feet in Hong Kong, expiring August 2025 with monthly payment of approximately $5,005 per month. In 2024, Citysearch entered into a two-year lease for another cafe shop space of approximately 99 square feet in Hong Kong, expiring June 2026 with monthly payment of approximately $2,571 per month. Citysearch establish a new office in Hong Kong with a two-year lease and expiring July 2026 with monthly payment of approximately $5,539 per month. In September 2024, Citysearch entered into a three-year lease for a restaurant in Hong Kong, expiring September 2027 with monthly payment of approximately $16,067 per month. In 2024,

Citysearch’s subsidiary, Celebrity Chef Catering Management Limited, entered into a lease for a restaurant in Hong Kong, expiring October 2025 with monthly payment of approximately $15,424 per month.

Critical Accounting Policies

In preparing the consolidated financial statements, we follow accounting principles generally accepted in the United States of America (“GAAP”).  GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions and conditions.

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

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCIENTIFIC ENERGY, INC.
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(Stated in US Dollars)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB ID# 7020)	61

Consolidated Balance Sheets at December 31, 2024 and 2023	62

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023	64

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023	65

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	67

Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Scientific Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Energy, Inc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and had a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 23 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct certain misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter Description

As of December 31, 2024 and 2023, the Company had goodwill of approximately $36.4 million and $37.3 million (restated) primarily attributable to the acquisition of Macao E-Media Development Company Limited and its subsidiaries. Management performs goodwill impairment test annually, or if triggering events occur, by comparing the fair value of a reporting unit with its carrying amount. Management’s valuation method is an income approach using a discounted cash flow model. The discounted cash flow model requires projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions over a multi-year period, and a discount rate based upon a weighted-average cost of capital.

We determined the goodwill impairment assessment was a critical audit matter because the fair value estimates require significant estimates and assumptions in determining the fair value of the reporting units use of a discounted cash flow model by the management. Changes in these assumptions could have a significant impact on the fair value of the goodwill. Auditing the goodwill fair value involves high degree of subjectivity which increased the extent of audit effort, including the involvement of our external valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included but were not limited to:

•Obtaining understanding on the management of the Company’s process for developing the fair value of goodwill.

•Evaluating the reasonableness of the significant inputs and assumptions used by the management of the Company related to projections of revenue and projections of gross margin, which included

(i)evaluating the consistency of historical performance and the forecast;

(ii)testing the completeness and accuracy of underlying data used in the discounted cash flow model.

•Involving valuation specialist to assist with our evaluation on the reasonableness of the weighted average cost of capital used in the discounted cash flow model.

/s/ AOGB CPA Limited

AOGB CPA Limited

Hong Kong, Hong Kong

May 23, 2025

We have served as the Company’s auditor since 2025.

PCAOB ID # 7020

AOGB CPA Limited, Suite 2501-03, Tesbury Centre, 28 Queen’s Road East, Admiralty, Hong Kong

Tel: 2152-2238, Website: www.aogb.com

SCIENTIFIC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	2024	2023 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,914,559	$3,164,464
Loan receivables, net	-	-
Account receivables	5,324,715	1,338,318
Other receivables and deposits	1,079,859	593,415

Amount due from related companies	194,545	491,256
Amount due from joint venture	-	-
Inventories	161,754	67,569
Prepaid expense	4,757,197	645,667
Total current assets	16,432,629	6,300,689

Non-current assets:
Joint venture	-	-
Property, plant and equipment, net	251,514	192,336
Intangible assets, net	1,246,843	1,423,234
Goodwill	36,373,148	37,349,950
Operating lease right-of-use assets	1,068,969	236,478
Deposits	177,943	145,532
Total non-current assets	39,118,417	39,347,530

Total assets	$55,551,046	$45,648,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables	$11,201,215	$5,077,329
Accrued expenses	2,465,347	2,699,239
Deposits received	1,643,130	1,762,678
Other payables	5,462,448	1,308,957
Bank loans	2,503,548	2,239,534
Operating lease liabilities	447,860	188,214
Total current liabilities	23,723,548	13,275,951

Non-current liabilities:
Bank loans	-	18,647
Operating lease liabilities	621,109	48,264
Total non-current liabilities	621,109	66,911

Total liabilities	24,344,657	13,342,862

Commitments and contingencies (Note 22)

Stockholders’ equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(47,736,443)	(47,806,290)
Accumulated other comprehensive income	45,044	40,217
Total stockholders’ equity	33,402,614	33,327,940
Non-controlling interests	(2,196,225)	(1,022,583)

Total liabilities and stockholders’ equity	$55,551,046	$45,648,219

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2024	2023 (Restated)
REVENUE	$68,634,071	$38,958,211
COST OF REVENUE	(47,548,719)	(21,097,763)
GROSS PROFIT	21,085,352	17,860,448

OPERATING EXPENSES:
Selling, general and administrative expenses	21,946,328	51,130,296
Depreciation and amortization	200,139	105,152
Total operating expenses	22,146,467	51,235,448

NET LOSS FROM OPERATIONS	(1,061,115)	(33,375,000)

Other income (expense):
Sundry income, net	52,466	47,123
Interest expense, net	(87,760)	(103,633)

Net loss before provision for income taxes	(1,096,409)	(33,431,510)

Income taxes	(7,769)	(8,791)

NET LOSS	$(1,104,178)	$(33,440,301)

Less: net loss attributable to non-controlling interests	(1,174,025)	(701,157)

Net income/(loss) attributable to Scientific Energy, Inc.	$69,847	$(32,739,144)

OTHER COMPREHENSIVE LOSS
Net loss	$(1,104,178)	$(33,440,301)
Foreign translation gain	4,827	7,588

Total other comprehensive loss	$(1,099,351)	$(33,432,713)

Foreign translation gain attributable to non-controlling interest	385	4,826
Comprehensive loss attributable to Scientific Energy, Inc.	$70,232	$(32,734,318)

Net income/(loss) per common share, basic and diluted	$0.0003	$(0.12)

Weighted average common shares outstanding, basic and diluted	263,337,500	263,337,500

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional		Other	Non-
	Common stock		paid-in	Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income	Interests	Total
Balance, December 31, 2022 (Restated)	263,337,500	$2,633,375	$78,460,638	$(15,067,146)	$32,629	$(160,788)	$65,898,708

Foreign currency transaction income	-	-	-	-	7,588	4,791	12,379

Acquisition of subsidiaries	-	-	-	-	-	(165,429)	(165,429)

Net loss	-	-	-	(32,739,144)	-	(701,157)	(33,440,301)

Balance, December 31, 2023 (Restated)	263,337,500	$2,633,375	$78,460,638	$(47,806,290)	$40,217	$(1,022,583)	$32,305,357

Foreign currency transaction income	-	-	-	-	4,827	383	5,210

Net income/(loss)	-	-	-	69,847	-	(1,174,025)	(1,104,178)

Balance, December 31, 2024	263,337,500	$2,633,375	$78,460,638	$(47,736,443)	$45,044	$(2,196,225)	$31,206,389

See the accompanying notes to the consolidated financial statement

SCIENTIFIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,104,178)	$ (33,440,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,619	36,481
Amortization	146,520	68,671
Loss on disposal of property and equipment	85,529	19,757
Loss on disposal of a subsidiary	307,483	-
Gain on deregistration of a subsidiary	(428,172)	-
Impairment loss on goodwill	1,002,951	35,317,639
Impairment loss/(reversal of impairment loss) on the loan receivables	248,079	(49,028)
Reversal of impairment loss on amount due from joint venture	(24,359)	-
Change in:
Account receivables	(3,986,397)	(276,618)
Inventories	(94,185)	40,651
Deposits	(32,411)	207,324
Prepaid expenses	(4,111,530)	(9,167)
Other receivables and deposits	(415,676)	(437,126)
Accrued expenses	(233,892)	(83,611)
Deposits received	(119,548)	225,203
Other payable	4,153,491	1,555
Accounts payable	6,041,161	(1,727,573)
Net cash provided by/(used in) operating activities	1,488,485	(106,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from related companies	296,711	937,687
Loan receivables, net	(248,079)	49,028
Repayment from joint venture	24,359	-
Net proceeds/(payments) from acquisition of subsidiaries	3,518	(402,014)
Purchase of intangible assets	-	(502,943)
Purchase of equipment	(167,722)	(172,217)
Net cash used in investing activities	(91,213)	(90,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank borrowings	(3,123,832)	(288,187)
Bank loan	3,383,988	1,543,420
Net cash provided by financing activities	260,156	1,255,233

Effect of currency rate changes on cash	92,667	28,036

Net increase in cash and cash equivalents	1,750,095	1,086,667
Cash and cash equivalents, beginning of period	3,164,464	2,077,797

Cash and cash equivalents, end of period	$ 4,914,559	$ 3,164,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$ 87,760	$ 103,633
Income taxes paid	$ 7,769	$ 8,791

Non-cash financing activities:
Record right to use assets upon adoption of ASC 842	$ 1,068,969	$ 236,478
Record lease liabilities upon adoption of ASC 842	$ 1,068,969	$ 236,478

See the accompanying notes to the consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Scientific Energy, Inc., (the “Company”) was incorporated under the laws of the State of Utah on May 30, 2001.  Prior to August 2011, the Company was principally devoted to the buying and selling of various types and grades of graphite, such as medium- and high-carbon graphite, high-purity graphite, micro-powder graphite and expandable graphite. In August 2011, the Company decided to engage in a business of e-commerce platform. Currently the Company provides an e-commerce platform, where registered members can exchange goods and services.

Macao E-Media Development Company Limited (“MED”) has five directly-owned subsidiaries, each of which is in charge of respective area such as Development & Maintenance, Marketing & Operation, Logistics & Delivery, Payment & Clearance, Emerging Market Business Development.

On January 15, 2023, the Company acquired 90% shares of Fresh Life Technology Company Limited (“Fresh Life”) through its subsidiary, Zhuhai Migua Technology Company Limited. The main business of Fresh Life is provision of logistic services in Macau.

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

In January 12, 2024, MED disposed all shares of Squirrel Logistic Company Limited ("Squirrel Logistic") to third party with cash consideration of $12,286.

In March 2024, MED set up Zhuhai Aomi E-commerce Company Limited (“Zhuhai Aomi”), a 100% owned subsidiary of MED, in order to carry out in-store business in mainland China, predominantly and initially in Zhuhai city.

In October 2024, Guangzhou Chengmi Technology Company Limited, a 100% owned subsidiary of MED, ceased operation and completed the deregistration process.

In October 2024, the MED set up Zhuhai Wanmi Technology Company Limited (“Zhuhai Wanmi”), a 100% owned subsidiary of MED. The main business of Zhuhai Wanmi is in provision of IT development, maintenance, and support services in terms of mobile application to MED.

In December 16, 2024, the Company acquired 100% shares of Celebrity Chef Catering Management Limited (“Celebrity Catering”), a Hong Kong corporation, through its Hong Kong subsidiary Citysearch. The main business of Celebrity Catering is to (i) supply Citysearch with ready-to-eat meal, so that Citysearch, as a group dining service provider, can solve the lunch and dinner group dining needs for corporate employees in Hong Kong, and (ii) act as a merchant offering only online food order and delivery services in Hong Kong.

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

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. The management will seek to raise funds from shareholders.

The accompanying consolidated financial statements present the financial position and the results of operations of the Company and its 100% owned subsidiaries, Sinoforte Limited. Qwestro Limited, in turn, is the 100% owned subsidiary and consolidates with Sinoforte Limited. The Company has 100% owned subsidiary, Graphite Energy, Inc., established in USA.

The Company has 98.75% owned subsidiary, MED. Zhuhai Chengmi Technology Company Limited is the 90% owned subsidiary with MED. Zhuhai Migua Technology Company Limited is 100% owned subsidiary by Zhuhai Chengmi Technology Company Limited and has a 90% owned subsidiary, Fresh Life Technology Company Limited. Green Supply Chain Management Company Limited is the 99% owned subsidiaries with MED. The Company acquired 70% shares of Citysearch and this subsidiary acquired all the shares of Celebrity Chef Catering Management Limited in Hong Kong. MED sold out all the shares of Squirrel Logistic Company Limited to third party and Guangzhou Chengmi Technology Company Limited ceased operation during 2024. At the same year, MED set up Zhuhai Aomi E-commerce Company Limited and Zhuhai Wanmi Technology Company Limited in China, which are the 100% owned subsidiaries of MED. All of the above companies consolidate with MED.

Summaries of subsidiaries:

Name of subsidiary	Jurisdiction of organization
Sinoforte Limited	Hong Kong
Qwestro Limited (100% subsidiary of Sinoforte Limited)	Hong Kong
Macao E-Media Development Company Limited	Macau
Green Supply Chain Management Company Limited (99% subsidiary of Macao E-Media Development Company Limited)	Macau
Zhuhai Chengmi Technology Company Limited (90% subsidiary of Macao E-Media Development Company Limited)	China
Zhuhai Migua Technology Company Limited (100% subsidiary of Zhuhai Chengmi Technology Company Limited)	China
Fresh Life Technology Company Limited (90% subsidiary of Zhuhai Migua Technology Company Limited)	Macau
Citysearch Technology (HK) Company Limited (70% subsidiary of Macao E-Media Development Company Limited)	Hong Kong
Celebrity Chef Catering Management Limited (100% subsidiary of Citysearch Technology (HK) Company Limited)	Hong Kong
Graphite Energy, Inc.	USA
Zhuhai Aomi E-commerce Company Limited (100% subsidiary of Macao E-Media Development Company Limited)	China
Zhuhai Wanmi Technology Company Limited (100% subsidiary of Macao E-Media Development Company Limited)	China

All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

In accordance with ASC, Topic 606, Revenue from Contracts with Customers, revenue is recognized when control of the promised goods or services is transferred to its customers. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services.

The core principle of the standard is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve that core principle, we apply the following five step model:

1.Identify the contract with the customer;

2.Identify the performance obligations in the contract;

3.Determine the transaction price;

4.Allocate the transaction price to the performance obligations in the contract; and

5.Recognize revenue when (or as) each performance obligation is satisfied.

The Company recognizes revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has completed; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded.

Food & Beverage and Delivery

We provide food and beverage sales and delivery services. Control of services is passed to customers when the food and beverages are transferred to the customers. Transaction price includes mainly delivery fees from delivery services. Payments were received upon receipt of delivery orders. For food and beverage sales and delivery services, we recognize revenue when control of an order of food and beverages is transferred to the customers. Payment terms are short-term in nature. The Company defers any revenue for which the product has not been delivered or services not yet rendered or are subjected to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required. Revenue is recognized at a point in time upon the customers received the delivered products.

Graphite Trading

Revenue from sale of graphite products is recognized at the point in time when the control of graphite product is transferred to customers. Transaction price is the sales price agreed with customers net of estimated costs of returns and allowance. Performance obligation is satisfied when customers obtained control of graphite products, and when all significant contractual obligations of the Company have been satisfied, typically upon completion of delivery.

Products are generally sold on open accounts under credit terms customary to the geographic region of distribution. The Company performs ongoing credit evaluations of the customers and generally does not require collateral to secure the accounts receivable.

IT Supporting Services

The Company operates a mobile platform of ordering and delivery services for restaurants and supermarket mainly in Macau. Performance obligation is satisfied when the transactions of delivery services in the mobile platform are closed. Revenue is recognized at a point in time upon such performance obligation is satisfied. Transaction price was the service charge agreed with customers.

Segment information

ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. All sales and substantial assets of the Company are disclosed in Note 21. The Company applies the management approach to the identification of our reportable operating segments as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and account receivables. Generally, the Company’s cash and cash equivalents are placed in interest-bearing bank accounts. The credit rating of the financial institutions is periodically reviewed by senior management. As of December 31, 2024, and 2023, the Company maintained $4,428,781 and $3,157,764, respectively, in foreign bank accounts at high credit quality financial institutions.

The Company had $5,324,715 and $1,338,318 account receivables as of December 31, 2024 and 2023, respectively. The Company monitors the counterparty credit risk regularly. No allowance for expected credit loss had been provided.

The Company had not experienced credit losses on these accounts and the management considered the Company is not exposed to significant risks on these accounts.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks.

Comprehensive Loss

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive (loss) income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources.  It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive (loss) income to include foreign currency translation adjustments.

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

The functional currency of the Company and its subsidiaries is primarily the currency of their country of domicile, which the functional currency of the Company is USD and the subsidiaries is Macau Pataca (“MOP”) or Hong Kong Dollar (“HK$”). The consolidated financial statements were presented in USD except as other specified.

The cumulative translation adjustment is included in the accumulated other comprehensive income within stockholders’ equity.  Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. The exchange rates used to translate amounts in HK$ and MOP into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2024	December 31, 2023
Exchange rate on balance sheet dates
USD : HK$ exchange rate	7.7742	7.8099
USD : MOP exchange rate	8.0074	8.0441

	Year ended December 31, 2024	Year Ended December 31, 2023
Average exchange rate for the period
USD : HK$ exchange rate	7.7750	7.8140
USD : MOP exchange rate	8.0083	8.0484

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years
Vehicles	4 years

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

Account receivables

Account receivables are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company considered allowance for doubtful accounts were not necessary as of December 31, 2024 and 2023.

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

Net Income/(Loss) Per Common Share

Net income/(loss) per common share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.

The effect of stock options on diluted net income/(loss) per common share is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at December 31, 2024 and 2023.

Investment in Unconsolidated Joint Ventures

The Company entered into a JV agreement with an independent third party, to form a JV company. The joint venture agreement provides the Company with only the rights to the assets and obligation for the liabilities of the joint arrangement resting primarily with the JV. In adopting ASC Topic 323, Investments - Equity Method and Joint Ventures (Topic 323), the Company’s investment in joint venture is accounted for using the equity method. The investments in unconsolidated joint ventures were fully impaired in prior years due to the loss-making position of the JV company.

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

Lease liabilities

Operating leases

In adopting ASC Topic 842, Leases (Topic 842), the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

Upon lease inception, operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

In determining the length of the lease term to its long-term lease, the Company determined it did not have an option to extend either lease.

Short-term leases

In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

Recent Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. These amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted annual requirements under ASU 2023-07 on January 1, 2024. This new ASU addresses only disclosures, but did not have any material effects on its financial condition, results of operations or cash flows. See Note 21, “Segment Information” for disclosures related to the adoption of ASU 2023-07.

Management believes that other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact to the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU no. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain notes in the consolidated financial statements. ASU no. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption permitted. The amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the consolidated financial statements. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2024-03.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $47,736,443 and working capital deficit of $7,290,919 as of December 31, 2024. The Company will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of December 31, 2024 and 2023 is summarized as follows:

	December 31,	December 31,
	2024	2023
Office furniture and fixtures	$52,283	$41,725
Office equipment	328,984	243,151
Vehicles	6,432	6,402
Less: accumulated depreciation	(136,185)	(98,942)

Property, plant and equipment, net	$251,514	$192,336

Depreciation expense included in “Depreciation and amortization” for the years ended December 31, 2024 and 2023 was $53,619 and $42,108, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Software as of December 31, 2024 and 2023 is summarized as follows:

	December 31,	December 31,
	2024	2023
Software	$2,293,461	$2,345,637
Less: accumulated amortization	(1,046,618)	(922,403)

Intangible assets, net	$1,246,843	$1,423,234

Amortization expense included in “Depreciation and amortization” for the years ended December 31, 2024 and 2023 was $146,520 and $69,396, respectively.

As of December 31, 2024, amortization expenses related to intangible assets, net for future periods are estimated to be as follows:

	For the years ending December 31,
						2030 and
	2025	2026	2027	2028	2029	thereafter
	$	$	$	$	$	$
Amortization expenses	146,520	146,520	146,520	146,520	146,520	514,243

NOTE 6 – ACQUISITION/DISPOSAL OF SUBSIDIARIES

(a)Acquisition of Citysearch

On October 9, 2023, the Company acquired 70% shares of Citysearch in Hong Kong with $1,149,346 consideration.  The main business of Citysearch is provision of group dining service platform, which mainly solves the lunch and dinner group dining needs for corporate employees in Hong Kong.

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

Property, plant and equipment, net	$6,911
Other receivables and deposits	94,803
Amount due from related companies	381,086
Cash and cash equivalents	747,332
Other payables and accrued expense	(323,742)
Goodwill	170,069
Non-controlling interests	72,887
Total consideration paid in cash	$1,149,346
Less: Cash and cash equivalents	(747,332)
Net cash outflow arising from the acquisition of a subsidiary	$402,014

The transaction resulted in allocation of $170,069 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of Citysearch and the synergies expected from the combined operations of Citysearch and the Company, the assembled workforce and their knowledge and experience in provision of dining services. The total amount of the goodwill acquired is not deductible for tax purposes. The revenue and net profit contribution of Citysearch to the Company’s results since acquisition were not material.

(b) Acquisition of Fresh Life

On January 15, 2023, the Company completed acquisition 90% shares of Fresh Life in Macau with Nil consideration.  The main business of Fresh Life is provision of logistic services in order to support MED’s business.

The Company completed the valuations necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, resulting from which the amount of goodwill was determined and recognized as of the respective acquisition date. The following table summarizes the estimated aggregate fair values of the assets acquired and liabilities assumed as of the closing date, January 15, 2023.

Amount due to related companies	$(925,423)
Goodwill	832,881
Non-controlling interests	92,542
Net cash outflow arising from the acquisition of a subsidiary	$-

The transaction resulted in allocation of $832,881 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of Fresh Life and the synergies expected from the combined operations of Fresh Life and the Company, the assembled workforce and their knowledge and experience in provision of logistic services. The total amount of the goodwill acquired is not deductible for tax purposes. The revenue and net profit contribution of Fresh Life to the Company’s results since acquisition were not material.

(c) Acquisition of Celebrity Catering

On December 16, 2024, the Company through its subsidiary Citysearch, to acquire 100% shares of Celebrity Catering in Hong Kong with Nil consideration.  The main business of Celebrity Catering is to (i) supply Citysearch with ready-to-eat meal, so that Citysearch, as a group dining service provider, can solve the lunch and dinner group dining needs for corporate employees in Hong Kong, and (ii) act as a merchant offering only online food order and delivery services in Hong Kong.

The Company completed the valuations necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, resulting from which the amount of goodwill was determined and recognized as of the respective acquisition date. The following table summarizes the estimated aggregate fair values of the assets acquired and liabilities assumed as of the closing date, December 16, 2024.

Property, plant and equipment, net	$53,822
Inventories	97,609
Account receivables	5,630
Other receivables and deposits	92,660
Amount due from related companies	261,744
Cash and cash equivalents	3,518
Accounts payables	(82,725)
Other payables and accrued expenses	(458,407)
Goodwill	26,149
Total consideration paid in cash	$-
Less: Cash and cash equivalents	(3,518)
Net cash inflow arising from the acquisition of a subsidiary	$(3,518)

The transaction resulted in allocation of $26,149 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of Celebrity Catering and the synergies expected from the combined operations of Celebrity Catering and the Company, the assembled workforce and their knowledge and experience in provision of food and beverage services. The total amount of the goodwill acquired is not deductible for tax purposes. The revenue and net profit contribution of Celebrity Catering to the Company’s results since acquisition were not material.

(d) Disposal of Squirrel Logistic

On January 12, 2024, the Company disposed through its subsidiary MED, the entire 100% shares of Squirrel Logistic to a third party at nil cash consideration.  As a result of disposal, there was a disposal loss amounted to $307,483.

NOTE 7 – GOODWILL

	December 31, 2024	December 31, 2023 (restated)
Balance at beginning of period	$37,349,950	$71,664,639
Acquisition of subsidiaries	26,149	1,002,950
Less: impairment loss	(1,002,951)	(35,317,639)
Balance at end of period	$36,373,148	$37,349,950

Goodwill has been allocated for impairment testing purposes to the acquisition of the shares of Macao E-Media Development Company Limited including its subsidiaries, Citysearch, Fresh Life and Celebrity Catering by the Company.

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. As of December 31, 2024 and 2023, the Company performed testing on reporting unit.

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

The result of goodwill impairment test for the Food & Beverage and Delivery reporting unit failed, with its determined fair value lower than the book value. As a result, impairment loss of goodwill included in “selling, general and administrative expenses” for the years ended December 31, 2024 and 2023 were amounted to $1,002,951 and $35,317,639 respectively.

NOTE 8 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating leases

The Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, expiring January 10, 2026, with monthly payments of approximately $4,404 per month.

The Company entered the lease agreements for offices and distribution points in Macau and Zhuhai, with average monthly payments of approximately $40,449 per month.

In 2023, MED’s subsidiary, Citysearch, entered into a two-year lease for a cafe shop space of approximately 708 square feet in Hong Kong, expiring August 2025 with monthly payment of approximately $5,005 per month. In 2024, Citysearch entered into a two-year lease for another cafe shop space of approximately 99 square feet in Hong Kong, expiring June 2026 with monthly payment of approximately $2,571 per month. Citysearch establish a new office in Hong Kong with a two-year lease and expiring July 2026 with monthly payment of approximately $5,539 per month. Citysearch entered into a three-year lease for a restaurant in Hong Kong, expiring September 2027 with monthly payment of approximately $16,067 per month.

In 2024, Citysearch’s subsidiary, Celebrity Catering, entered into a lease for a restaurant in Hong Kong, expiring October 2025 with monthly payment of approximately $15,424 per month.

At lease commencement date, the Company estimated the operating lease liabilities and the right-of-use assets at present value using the Company’s estimated weighted average incremental borrowing rate of 5.875% (2023: 8%).

Operating lease right-of-use assets are summarized below:

	December 31, 2024	December 31, 2023
Macau and Zhuhai	$414,450	$134,375
Hong Kong	654,519	102,103
Operating lease right-of-use assets	$1,068,969	$236,478

The Company has no finance leases as of years ended December 31, 2024 and 2023.

During the years ended December 31, 2024 and 2023, the Company recorded $866,379 and $304,311 as operating lease expenses included in “selling, general and administrative expenses”.

Lease liabilities are summarized below:

	December 31, 2024	December 31, 2023
Macau and Zhuhai	$414,450	$134,375
Hong Kong	654,519	102,103
Total operating lease liabilities	1,068,969	236,478
Less: short term portion	(447,860)	(188,214)
Long term portion	$621,109	$48,264

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	2.18	1.43
Weighted average discount rate	5.875%	8.0%

Maturity analysis under operating leases as of December 31, 2024 are as follows:

2025	$48,730
2026	354,064
2027	750,336
2028 and thereafter	-
Total lease payments	1,153,130
Less: Present value discount	(84,161)
Operating lease liabilities	$1,068,969

Maturity analysis under operating leases as of December 31, 2023 are as follows:

2024	$138,276
2025	110,113
2026 and thereafter	-
Total lease payments	248,389
Less: Present value discount	(11,911)
Operating lease liabilities	236,478

Lease expense for the years ended December 31, 2024 and 2023 was comprised of the following:

	December 31, 2024	December 31, 2023
Operating lease expense	$866,379	$304,311
Short-term lease expense	246,085	72,929
	1,112,464	377,240

NOTE 9 - LOAN RECEIVABLES, NET

On September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the company, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for the business operating use. During the year ended December 31, 2023, $49,028 was repaid. During the year ended December 31, 2024, further loan $248,079 was lent to 3G.

The Company owns 50% of shares in 3G and 3G is a joint venture of the Company. The interest in joint venture has been suffering losses and, thus, fully impaired in prior years. Therefore, the loan receivables from 3G were fully impaired as of years ended December 31, 2024 and 2023.

The loan amount was unsecured, with interest rate 5% p.a. and no fixed term of repayment. As of the years ended December 31, 2024 and 2023, the impairment loss was amounted to $1,206,613 and $958,534 (restated), respectively.

	December 31, 2024	December 31, 2023 (Restated)
Loan receivables	$1,206,613	$958,534
Less: impairment loss	(1,206,613)	(958,534)
Loan receivables, net	$-	$-

NOTE 10 - ACCOUNT RECEIVABLES

Account receivables are summarized below:

	December 31, 2024	December 31, 2023
Account receivables	$5,324,715	$1,338,318

During the years ended December 31, 2024 and 2023, the Company had no allowance for expected credit losses.

NOTE 11 - OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits are summarized below:

	December 31, 2024	December 31, 2023
Rental deposit	$248,973	$68,492
Customer’s deposit	798,707	508,455
Others	32,179	16,468
	$1,079,859	$593,415

NOTE 12 - INVENTORIES

Our inventories consist of solely finished goods – merchandise inventory as summarized below:

	December 31, 2024	December 31, 2023
Finished goods – merchandise inventory	$67,550	$62,628
Food and beverages – merchandise inventory	94,204	4,941
	$161,754	$67,569

No impairment has been recognized for the years ended December 31, 2024 and 2023.

NOTE 13 – BANK LOANS

Bank loans are summarized below:

	December 31, 2024	December 31, 2023
Bank loans	$2,503,548	$2,258,181
Less: short term portion	(2,503,548)	(2,239,534)
Long term portion	$-	$18,647

Bank loans as of December 31, 2024 consisted of the followings:

Bank	December 31, 2024	Interest rate per annum (%)	Maturity date		Bank loans in original currency
Industrial and Commercial Bank of China (Macau)	$18,732	4.25	July 31, 2025	(1)	MOP	150,000
Ant Bank (Macau) Limited	1,248,841	5.50	August 8, 2025	(2)	MOP	10,000,000
Agricultural Bank of China	137,330	3.50	December 5, 2025	(2)	RMB	1,000,000
Bank of China	54,047	3.15	December 11, 2025	(1)	RMB	393,557
Bank of China	366,697	3.40	August 9, 2025	(1)	RMB	2,670,174
Bank of China	407,293	3.50	July 8, 2025	(1)	RMB	2,965,783
Bank of China	270,608	3.50	June 21, 2025	(1)	RMB	1,970,486
	$2,503,548

The loans outstanding were guaranteed by:

(1) Guaranteed by Mr. Jiang Haitao, the sole director of the Company and Ms. Zhou Xiaojuan, the spouse of Mr. Jiang Haitao.

(2) Guaranteed by Mr. Jiang Haitao, the sole director of the Company.

Bank loans as of December 31, 2023 consisted of the followings:

Bank	December 31, 2023	Interest rate per annum (%)	Maturity date		Bank loans in original currency
Industrial and Commercial Bank of China (Macau)	$93,235	4.25	July 31, 2025	(1)	MOP	750,000
Ant Bank (Macau) Limited	1,243,140	5.50	June 18, 2024	(2)	MOP	10,000,000
Bank of China	362,505	4.50	May 9, 2024	(1)	RMB	2,579,753
Bank of China	414,730	4.50	June 2, 2024	(1)	RMB	2,951,416
Bank of China	59,053	4.40	May 9, 2024	(1)	RMB	420,247
Bank of China	85,518	4.40	June 2, 2024	(1)	RMB	608,584
	$2,258,181

The loans outstanding were guaranteed by:

(1) Guaranteed by Mr. Jiang Haitao, the sole director of the Company and Ms. Zhou Xiaojuan, the spouse of Mr. Jiang Haitao.

(2) Guaranteed by Mr. Jiang Haitao, the sole director of the Company.

NOTE 14 – REVENUE

Revenue is summarized by nature as below:

At a point in time:	2024	2023
Food & Beverage and Delivery	$43,517,891	$38,894,019
IT Supporting Services	342,450	63,296
Graphite Trading	24,773,730	-
Others	-	896
	$68,634,071	$38,958,211

NOTE 15 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of December 31, 2024 and 2023, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of December 31, 2024, Liang Huang owned 31,261,920 shares or 11.87%, of the Company’s common stock, which 31,190,500 shares, or 11.84%, were held via Kelton Capital Group Ltd. , Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and Elate Holdings Limited owned 26,000,000 shares, or 9.87%, of the Company’s common stock. Other than Liang Huang, Kelton Capital Group Ltd, Jiang Haitao and Elate Holdings Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 16 – INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income per share for the years ended December 31, 2024 and 2023, respectively:

Schedule of Income/(loss) Per Share

	For the Years Ended December 31,
	2024	2023 (Restated)
Numerator
Net income /(loss) — basic and diluted	$69,847	$(32,739,144)
Denominator
Weighted average number of common shares outstanding — basic and diluted	263,337,500	263,337,500
Income/(loss) per common share — basic and diluted	$0.0003	$(0.12)

NOTE 17 - INCOME TAXES

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

For the year ended December 31, 2024, the Company’s realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore, there were no expected income taxes, either current or deferred, reflected in the income statement.

As of December 31, 2024, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $6,700,000, expiring within 20 years, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2024 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. and Graphite Energy, Inc. are incorporated in the State of Utah in the U.S., and are subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. As of December 31, 2024, future net operation losses of approximately $0.10 million are available to offset future operating income for 20 years until 2040.

Hong Kong

Sinoforte Limited, Qwestro Limited, Citysearch Technology (HK) Company Limited and Celebrity Chef Catering Management Limited are incorporated in Hong Kong and Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the years ended December 31, 2024 and 2023.

Macau

Macao E-Media Development Company Limited, Fresh Life Technology Company Limited and Green Supply Chain Management Company Ltd. are subjected to Macau Corporate Income Tax.

People’s Republic of China (“PRC”)

Zhuhai Chengmi Technology Company Limited., Zhuhai Migua Technology Company Limited., Zhuhai Aomi E-commerce Company Limited and Zhuhai Wanmi Technology Company Limited are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

As of December 31, 2024, and 2023, the significant components of the deferred tax assets are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	December 31, 2024	December 31, 2023 (Restated)

Net deferred tax assets – Non-current	1,096,409	793,779
Less: valuation allowance	(1,096,409)	(793,779)
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized for foreign income taxes.

Tax jurisdictions from:	December 31, 2024	December 31, 2023

Book income (worldwide) at federal statutory rate (21%)	$46,890	$20,575
Hong Kong Profits Tax rate (16.5%)	506,589	175,076
Macau Corporate Income Tax rate (12%)	(512,855)	(359,518)
PRC Tax rate (25%)	269,775	(9,383)
Change in valuation allowance	(302,630)	182,041
Net income taxes	$7,769	$8,791

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2024 and 2023, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties as of December 31, 2024 and 2023.  Tax years from 2015 through 2023 are open to examination by the taxing authorities.

NOTE 18 – INVESTMENTS IN JOINT VENTURE

3G was incorporated in February 2018. The Company entered into a joint venture agreement for 50% of shareholding in 3G. The Company contributed $12,839 (equivalent to HK$100,000) to 3G upon incorporation. The primary activity of 3G is gold trading. The Company accounted for the interest in joint venture using equity method. Since the joint venture has been suffering losses, the interest in joint venture has been fully impaired in prior year. Upon impairment, the Company has shared the operating losses up to the investment cost from joint venture amounted to $12,839.

Summarized financial information for joint venture is as follows:

Balance Sheets:	As of December 31, 2024	As of December 31, 2023
Property, plant and equipment, net	$398	$1,488
Other receivables and prepayment	72	9,213
Inventory	143,360	119,310
Cash and cash equivalents	15,225	49,422
Total assets	159,055	179,433

Accrual expense	(25,405)	(1,152)
Other payable	(4,526,050)	(4,310,453)
Customer deposits and other	(600,179)	(404,659)
Total liabilities	(5,151,634)	(4,716,264)

Net liabilities	$(4,992,579)	$(4,536,831)

Statement of Operations:	For the Years Ended December 31,
	2024	2023
Revenue	$-	$16,565
Cost of sale	-	-
Gross profit	-	16,565
Operating expense	(212,182)	(226,351)
Net loss from operations	(212,182)	(209,786)

Other expense:
Interest expense, net	(222,239)	(215,349)
Net loss	$(434,421)	$(425,135)

NOTE 19 – EMPLOYEE PENSION

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

Total pension expense incurred by the Company were $386,496 and $326,638 included in “selling, general and administrative expenses” for the years ended December 31, 2024 and 2023, respectively.

NOTE 20 - RELATED PARTY BALANCES

Due from related companies

The balance due from related companies was as following:

	December 31, 2024	December 31, 2023
	$	$
Citysearch Technology (Macau) Limited (1)	1,411	1,405
Gloryful Company Limited (2)	2,123	2,113
Littlemi Technology Company Limited (3)	117,820	117,282
Nanjing Chengmi Technology Company Limited (4)	-	151,297
Watermelon Cultural Communication Company Limited (5)	220,164	219,159
Kangaroo Technology Company Limited (6)	(220,445)	-
Zhuhai Xiangguo Technology Company Limited (7)	73,472	-
	194,545	491,256

Note:

(1)

Citysearch Technology (Macau) Limited is 90% controlled by Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(2)	Gloryful Company Limited is 6% controlled by Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.
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

(6)

Kangaroo Technology Company Limited is 90% controlled by Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

(7)

Zhuhai Xiangguo Technology Company Limited is 90% indirectly controlled by Jiang Haitao, the shareholder of the Company. The balances represented the amount paid on behalf of the Company for its daily operation purpose.

Loan receivables, net

The Company has loan receivables from a joint venture, 3G amounted to US$nil (2023 (restated): US$nil) and amount due from 3G mounted to US$nil (2023 (restated): US$nil) as of year ended December 31, 2024 as disclosed in Notes 9 and 17, respectively. The balances have been fully impaired in both years.

The transactions within the group were as following:

During the year ended December 31, 2024, MED had the cost of delivery for $13,639,255 and $1,258,226 from its subsidiaries, Fresh Life and Green Supply Chain Management Company Limited respectively. MED had incurred the software and IT supporting service expense for $166,779 and $3,866,349 from its subsidiaries, Zhuhai Migua Technology Company Limited and Zhuhai Chengmi Technology Company Limited respectively. Fresh Life incurred the cost of sales for IT supporting service from Zhuhai Chengmi Technology Company Limited for $384,152. Citysearch had incurred software and IT supporting service expense from Zhuhai Chengmi Technology Company Limited with $882,981 and purchased the cost of group dining meal from Celebrity Catering for $151,758.

All of the above transactions were eliminated from the consolidated statement of operations and comprehensive loss.

NOTE 21 – SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer, who reviews the Company’s operating results on an aggregate basis and manages the Company’s operations. The CODM assesses performance for the segment and evaluates the

Company’s budget with the actual results in order to decide how to allocate resources in developing business plan. There were two segments for the year ended December 31, 2023, consisting of the provision of food & beverage and delivery and IT supporting services. During the year ended December 31, 2024, after the incorporation of Graphite Energy, Inc., there is one additional segment, representing the graphite trading.

Factors used in determining the reportable segment include the nature of the operating activities, locations, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Year Ended December 31, 2024	Food & Beverage and Delivery	IT Supporting Services	Graphite trading	Corporate unallocated (note)	Consolidated
Revenue – third parties	$ 43,517,891	$ 342,450	$ 24,773,730	$ -	$ 68,634,071
Cost of revenue	(24,368,726)	(340,628)	(22,839,365)	-	(47,548,719)
Gross profit	19,149,165	1,822	1,934,365	-	21,085,352

Operating expense
Employee compensation	(6,617,832)	(1,118,302)	(22,607)	-	(7,758,741)
Depreciation and amortization	(29,505)	(169,898)	-	(736)	(200,139)
Impairment loss on goodwill	(1,002,951)	-	-	-	(1,002,951)
Impairment loss on loan receivables	(248,079)	-	-	-	(248,079)
Other selling, general and administrative expenses	(5,593,315)	(5,016,534)	(1,903,272)	(423,436)	(12,936,557)
Total operating expenses	(13,491,682)	(6,304,734)	(1,925,879)	(424,172)	(22,146,467)

Net income / (loss) from operation	5,657,483	(6,302,912)	8,486	(424,172)	(1,061,115)

Interest income	-	33,446	-	52,466	85,912
Interest expense	(54,373)	(66,833)	-	-	(121,206)

Interest (expense) / income, net	(54,373)	(33,387)	-	52,466	(35,294)

Net income / (loss) before provision for income taxes	$ 5,603,110	$ (6,336,299)	$ 8,486	$ (371,706)	$ (1,096,409)

Year Ended December 31, 2023 (Restated)	Food & Beverage and Delivery	IT Supporting Services	Corporate unallocated (note)	Consolidated
Revenue	$ 38,894,019	$ 63,296	$ 896	$ 38,958,211
Cost of revenue	(20,197,983)	(899,780)	-	(21,097,763)
Gross profit / (loss)	18,696,036	(836,484)	896	17,860,448

Operating expense
Selling, general and administrative expenses	46,142,250	4,631,496	356,550	51,130,296
Depreciation	29,738	74,678	736	105,152
Total operating expenses	46,171,988	4,706,174	357,286	51,235,448

Net income / (loss) from operation	(27,475,952)	(5,542,658)	(356,390)	(33,375,000)

Interest (expense) income, net	(76,298)	(26,823)	46,611	(56,510)

Net income / (loss) before provision for income taxes	$ (27,552,250)	$ (5,569,481)	$ (309,779)	$ (33,431,510)

Note: The Company does not allocate its expenses incurred to its reportable segments because these activities are managed at a corporate level.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Capital commitment

As of December 31, 2024, and 2023, no capital commitment was expected.

Legal Proceeding

As of December 31, 2024, and 2023, the Company is not aware of any material outstanding claim and litigation against it.

Lease commitment

The Company has operating leases for its corporate and sales offices and warehousing facilities. The Company’s leases have remaining terms of less than 1 year to less than 4 years. The Company provides the following lease commitment:

2025	$50,051
2026	371,445
2027	789,036
2028 and thereafter	-
Total lease payments	$1,210,532

NOTE 23 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the process of filing its Form 10-K, the Company restated the accompanying consolidated financial statements.

The reclassification/adjustments summarized as below:

Goodwill

The previously recognized goodwill value in relation to Food & Beverage and Delivery segment has been restated.  The impairment has not been sufficiently provided on goodwill. The Company corrected the carrying amount of goodwill as of December 31, 2023 to reflect the impairment loss on goodwill.

Loan receivables and amount due from joint venture

The previously recognized loan receivables and amount due from joint venture have been misstated. Since the interest in joint venture has previously been fully impaired, the loan receivables and amount due from joint venture associated with the same joint venture should be fully impaired as of December 31, 2023. The Company restated loan receivables and amount due from joint venture to reflect the lack of recoverability from the joint venture and to reduce the value to zero.

IN CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS:

	Previously reported	Adjustments/ Reclassification	Restated
	US$	US$	US$

REVENUE	38,958,211	-	38,958,211
COST OF REVENUE	(21,097,763)	-	(21,097,763)
GROSS PROFIT	17,860,448	-	17,860,448

OPERATING EXPENSES:
Selling, general and administrative expenses	15,861,685	35,268,611	51,130,296
Depreciation and amortization	105,152	-	105,152
Total operating expenses	15,966,837	35,268,611	51,235,448

NET INCOME/(LOSS) FROM OPERATIONS	1,893,611	(35,268,611)	(33,375,000)

Other income/(expense):
Sundry income, net	47,123	-	47,123
Interest income, net	(103,633)	-	(103,633)

Net income /(loss) before provision for income taxes	1,837,101	(35,268,611)	(33,431,510)

Income taxes	(8,791)	-	(8,791)

NET INCOME/(LOSS)	1,828,310	(35,268,611)	(33,440,301)

Less: net income/(loss) attributable to non-controlling interests	(259,687)	(441,470)	(701,157)

Income/(loss) attributable to Scientific Energy, Inc.	2,087,997	(34,827,141)	(32,739,144)

OTHER COMPREHENIVE INCOME/(LOSS):
Net income/(loss)	1,828,310	(35,268,611)	(33,440,301)
Foreign translation gain	7,588	-	7,588

Total other comprehensive loss	1,835,898	(34,827,141)	(32,734,318)

Foreign translation gain attributable to non-controlling interest	4,826	-	4,826
Comprehensive income/(loss) attributable to Scientific Energy, Inc.	2,092,823	(35,520,710)	(33,427,887)

Net income/(loss) per common share, basic and diluted	0.008	N/A	(0.12)

Weighted average common shares outstanding, basic and diluted	263,337,500	-	263,337,500

IN CONSOLIDATED BALANCE SHEETS:

	Previously reported	Adjustments/ Reclassification	Restated
ASSETS	US$	US$	US$
Current assets:
Cash and cash equivalents	3,164,464	-	3,164,464
Loan receivables	958,534	(958,534)	-
Account receivables	1,338,318	-	1,338,318
Other receivables	593,415	-	593,415
Amount due from related companies	491,256	-	491,256
Amount due from joint venture	24,679	(24,679)	-
Inventories	67,569	-	67,569
Prepaid expense	645,667	-	645,667
Total current assets	7,283,902	(983,213)	6,300,689

Non-current assets:
Joint venture	-	-	-
Property, plant and equipment, net	192,336	-	192,336
Intangible assets, net	1,423,234	-	1,423,234
Goodwill	72,667,589	(35,317,639)	37,349,950
Operating lease right to use assets	236,478	-	236,478
Deposits	145,532	-	145,532
Total non-current assets	74,665,169	(35,317,639)	39,347,530

Total assets	81,949,071	(36,300,852)	45,648,219

LIABILITIES AND STOCKHOLDERS' SURPLUS
Current liabilities:
Accounts payables	5,077,329	-	5,077,329
Accrued expenses	2,699,239	-	2,699,239
Deposits received	1,762,678	-	1,762,678
Other payables	1,308,957	-	1,308,957
Bank loans	2,239,534	-	2,239,534
Operating lease liabilities	188,214	-	188,214
Total current liabilities	13,275,951	-	13,275,951

Non-current liabilities:
Bank loans	18,647	-	18,647
Operating lease liabilities	48,264	-	48,264
Total non-current liabilities	66,911	-	66,911

Total liabilities	13,342,862	-	13,342,862

Commitments and contingencies	-	-	-

Stockholders’ equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2,633,375	-	2,633,375
Additional paid in capital	78,460,638	-	78,460,638
Accumulated deficit	(11,946,908)	(35,859,382)	(47,806,290)
Accumulated other comprehensive income	40,217	-	40,217
Total stockholders’ equity	69,187,322	(35,859,382)	33,327,940

Non-controlling interests	(581,113)	(441,470)	(1,022,583)

Total liabilities and stockholders’ equity	81,949,071	(36,300,852)	45,648,219

IN CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT:

	Previously reported	Adjustments/ Reclassification	Restated
	US$	US$	US$

Balance, December 31, 2022	(14,034,905)	(1,032,241)	(15,067,146)

Net income	2,087,997	(34,827,141)	(32,739,144)

Balance, December 31, 2023	(11,946,908)	(36,300,852)	(48,247,760)

IN CONSOLIDATED STATEMENTS OF CASH FLOWS:

	Previously reported	Adjustments/ Reclassification	Restated
	US$	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	1,828,310	(35,268,611)	(33,440,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,108	-	42,108
Amortization	69,396	-	69,396
Loss on disposal of property and equipment	19,757	-	19,757
Impairment loss on loan receivable	-	(49,028)	(49,028)
Impairment loss on goodwill	-	35,317,639	35,317,639
Account receivables	(276,618)	-	(276,618)
Inventories	40,651	-	40,651
Deposits	207,324	-	207,324
Prepaid expenses	(9,167)	-	(9,167)
Other receivables	(437,126)	-	(437,126)
Accrued expenses	(83,611)	-	(83,611)
Deposits received	225,203	-	225,203
Other payable	(555,320)	556,875	1,555
Accounts payable	(1,727,573)	-	(1,727,573)
Net cash used in operating activities	(656,666)	556,875	(99,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from related companies	937,687	-	937,687
Repayment from non-controlling interest	556,875	(556,875)	-
Loan receivable to joint venture	49,028	-	49,028
Net cash outflow from acquisition of subsidiaries	(402,014)	-	(402,014)
Purchase of intangible assets	(503,668)	-	(503,668)
Purchase of equipment	(177,844)	-	(177,844)
Net cash provided by / (used in) investing activities	460,064	(556,875)	(96,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank borrowings	(288,187)	-	(288,187)
Loan borrowings	1,543,420	-	1,543,420
Net cash provided by financing activities	1,255,233	-	1,255,233

Effect of currency rate changes on cash	28,036	-	28,036

Net increase in cash and cash equivalents	1,086,667	-	1,086,667
Cash and cash equivalents, beginning of period	2,077,797	-	2,077,797

Cash and cash equivalents, end of period	3,164,464	-	3,164,464

NOTE 24 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of filing.  No material subsequent events were noted.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 13, 2025, Centurion ZD CPA & Co. (“Centurion ZD”), the independent registered public accounting firm for Scientific Energy, Inc. (the “Company”), resigned from its role as the Company’s independent registered public accounting firm in connection with its intention to withdraw from registration with Public Company Accounting Oversight Board ("PCAOB"). The Board of Directors of the Company (the “Board”) did not participate in Centurion ZD’s decision to resign.

The reports of Centurion ZD on the Company’s financial statements as of and for the two most recent fiscal years ended December 31, 2023 and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2023 and December 31, 2022, and the subsequent interim period through Centurion ZD's resignation, there were no “disagreements” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) between the Company and Centurion ZD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Centurion ZD, would have caused Centurion ZD to make reference to the subject matter of the disagreements in connection with its reports on financial statements of the Company for such years. During this same period, there were no “reportable events” (within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions under the Exchange Act).

The Company has engaged AOGB CPA Limited (“AOGB”) as the independent registered public accounting firm for the Company, effective January 13, 2025. The Board of Directors of the Company approved the engagement of AOGB.

During the Company’s two most recent fiscal years (ended December 31, 2023 and December 31, 2022) and the subsequent interim period prior to the engagement of AOGB, neither the Company, nor anyone on the Company’s behalf consulted with AOGB regarding either: (1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

The resignation of the former independent registered public accounting firm, and the engagement of new independent registered public accounting firm, was reported in Form 8-K filed to the SEC Commission on January 13, 2025.

Item 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of December 31, 2024, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation, we concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the following material weakness. We did not have sufficient and skilled accounting personnel with appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In light of the material weaknesses we identified, we have taken or plan to hire additional personnel with technical accounting expertise to enhance the support to our current accounting personnel. We will consider engaging consultants or external accounting firms to ensure proper accounting treatments for our consolidated financial statements.

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

On December 15, 2022, the PCAOB announced that it had obtained complete access to inspect and investigate registered public accounting firms in mainland China and Hong Kong. It also confirmed that, until new determinations are issued by the PCAOB, no Commission-Identified Issuers, including the Company, are at risk of trading prohibition under the HFCAA. On January 13, 2025, Centurion ZD CPA &Co resigned from its role as the Company’s independent registered public accounting firm in connection with its intention to withdraw from registration with PCAOB. The Company has engaged AOGB CPA Limited (“AOGB”) as the independent registered public accounting firm for the Company, effective January 13, 2025. The Board of Directors of the Company approved the engagement of AOGB. To the best knowledge of the Company, AOGB did not appear as part of the PCAOB’s HFCAA Determinations Report and the two lists in Appendix A or Appendix B attached to the report, issued on December 16, 2021. For the above reasons, the Company do not expect to be identified as a Commission - Identified Issuer under the HFCAA after it files the annual report on Form 10-K for the fiscal year ended December 31, 2022.

As of the date of the Form 10-K for the fiscal year ended December 31, 2024 and up to date, the Company is not owned or controlled by governmental entities in mainland China or Hong Kong. The Company made this determination based on (1) a review of the Company’s stockholder lists, by which the Company is not aware of any governmental entities in mainland China or Hong Kong that are beneficial or record holders of any shares of the Company; (2) no governmental entities have made any disclosures on

Schedule 13D or Schedule 13G indicating that they own any shares of the Company; (3) the Company is not a party to any material contracts with a foreign governmental entity; (4) the amended articles of incorporation of the Company do not contain any provisions known to include charter or charter provisions of the Chinese Communist Party; and (5) there is no foreign government representative on the Company’s board of directors. Based on the above, the Company has determined that no governmental entity in mainland China or Hong Kong has the power to direct or control our management, policies or possess a controlling financial interest.

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

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information about our sole director and executive officer:

Name	Age	Positions Held

Stanley Chan	70	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

During the fiscal year ended December 31, 2024, all of our director, executive officer or beneficial owner of more than 10% of our common stock were compliance with the Section 16(a) of the Exchange Act.

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

Insider Trading Policy

The Company has adopted the Scientific Energy, Inc. Insider Trading Policy which governs the purchase, sale and/or other disposition of the Company's securities, by its directors, officers and employees that is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of the Scientific Energy, Inc. Insider Trading Policy is filed as Exhibit 19 to this annual report.

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following tables set forth the compensation of the Company's executive officers during the last two fiscal years:

Summary Compensation Table

						Non- Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanley Chan	2024	-	-	-	-	-	-	-	-
CEO and	2023	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

The Company does not have any equity incentive plans. There were no outstanding equity awards at fiscal year ended December 31, 2024, as defined by Item 402(p) of Regulation S-K.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of May 23, 2025, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. Percentage of ownership is based on 263,337,500 shares of common stock outstanding on May 23, 2025.

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

(2)  Includes 31,190,500 shares held by Kelton Capital Group Limited.

Security Ownership of Directors and Executive Officers

As of December 31, 2024, no director, nominee and executive officer of the Company owned the security of the Company.

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions During the Last Two Fiscal Years

During the year ended December 31, 2024, there were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Parents

Not Applicable.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by, AOGB CPA Limited, our current independent registered public accounting firms and Centurion ZD CPA & Co., our former independent registered public accounting firms, for the periods indicated. We did not pay any other fees to our independent registered public accounting firm during the periods indicated below.

Fee Category	2024	2023
Audit Fees	$160,000	144,000
Audit-Related Fees	-	-
Tax Fees	-	-

Total Fees	$160,000	$144,000

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

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit

3.1	Amended Articles of Incorporation dated January 25, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report Form 10-KSB filed on April 19, 2007)

3.2	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

3.2(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2(i) to the registrant’s Current Report on Form 8-K filed on January 4, 2011).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 filed on June 2, 2004).

10.1	Form of Stock Purchase Agreement dated as of May 23, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2006).
10.2	Stock Purchase Agreement dated as of May 10, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 10, 2021).

10.3	Base Agreement for Purchase of Graphite Ore date as of January 18, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 19, 2024).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB filed on April 19, 2007).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the registrant's Annual Report on Form 10-K filed on May 23, 2025).
21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the registrant’s Annual Report on Form 10-K filed on May 23, 2025).

31.1	Rule 13a-14(a)/15d-14(a)(a) Certification of CEO and CFO

32.1	Section 1350 Certifications of CEO and CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC ENERGY, INC.

May 23, 2025	By:/s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 23, 2025	By: /s/ Stanley Chan
Stanley Chan President, Chief Executive Officer, Chief Financial Officer and Director