Form 10-Q
period 2025-03-31
SCIENTIFIC ENERGY, INC
filed 2025-06-30
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of June 27, 2025.

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
90%
99%
100%
100%
70%
Green Supply Chain Management Company Ltd.
(Incorporated in Macao)
Zhuhai Wanmi Technology Company Limited
(Incorporated in China)
Zhuhai Aomi E-commerce Company Limited
(Incorporated in China)
Zhuhai Chengmi Technology Company Ltd.
(Incorporated in China)
100%
Zhuhai Migua Technology Company Ltd.
(Incorporated in China)
90%
FRESH LIFE Technology Company Ltd.
(Incorporated in Macao)
Citysearch Technology (HK) Company Limited
(Incorporated in HongKong)
100%
55%
Celebrity Chef Catering Management Limited
(Incorporated in HongKong)
AgriJoy Catering Management Company Limited
(Incorporated in HongKong)

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

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$ 5,695,271	$ 4,914,559
Loan receivables, net	-	-
Accounts receivables	6,136,649	5,324,715
Other receivables and deposits	1,077,080	1,079,859
Amount due from related companies	127,740	194,545
Amount due from joint venture	-	-
Inventories	280,887	161,754
Prepaid expense	2,442,006	4,757,197
Total current assets	15,759,633	16,432,629

Non-current assets:
Joint venture	-	-
Property, plant and equipment, net	259,244	251,514
Intangible assets	1,209,449	1,246,843
Goodwill	36,373,148	36,373,148
Operating lease right-of-use assets	1,017,662	1,068,969
Deposits	180,488	177,943
Total non-current assets	39,039,991	39,118,417

Total assets	$ 54,799,624	$ 55,551,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 7,531,416	$ 11,201,215
Accrued expenses	2,739,854	2,465,347
Deposit received	2,506,018	1,643,130
Other payables	7,790,734	5,462,448
Bank loans	1,866,098	2,503,548
Operating lease liabilities	512,035	447,860
Total current liabilities	22,946,155	23,723,548

Non-current liabilities:
Operating lease liabilities	505,626	621,109
Total non-current liabilities	505,626	621,109

Total liabilities	$ 23,451,781	$ 24,344,657

Commitments and contingencies (Note 21)

Stockholders’ equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(47,396,920)	(47,736,443)
Accumulated other comprehensive income	43,172	45,044
Total stockholders’ equity	33,740,265	33,402,614
Non-controlling interests	(2,392,422)	(2,196,225)

Total liabilities and stockholders’ equity	$ 54,799,624	$ 55,551,046

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2025	2024 (Restated)
REVENUE	$ 19,304,723	$ 10,404,933
COST OF REVENUE	(12,881,337)	(5,908,122)
GROSS PROFIT	6,423,386	4,496,811

OPERATING EXPENSES:
Selling, general and administrative expenses	6,211,230	4,437,269
Depreciation and amortization	61,489	47,299
Total operating expenses	6,272,719	4,484,568

NET INCOME FROM OPERATIONS	150,667	12,243

Other income (expense):
Interest expense, net	(7,132)	(24,805)

Net income/(loss) before provision for income taxes	143,535	(12,562)

Income taxes	-	-

NET INCOME/(LOSS)	$ 143,535	$ (12,562)

Net loss attributable to non-controlling interests	(195,988)	(37,136)

Net income attributable to Scientific Energy, Inc.	$ 339,523	$ 24,574

OTHER COMPREHENIVE (LOSS) / GAIN:
Net income (loss)	143,535	(12,562)
Foreign translation (loss) gain	(1,872)	5,490

Total comprehensive income (loss)	$ 141,663	$ (7,072)

Foreign translation (loss) gain attributable to non-controlling interest	(209)	8,680

Comprehensive income attributable to Scientific Energy, Inc.	$ 339,314	$ 33,254

Net income per common share, basic and diluted	$ 0.001	$ 0.0001

Weighted average common shares outstanding, basic and diluted	263,337,500	263,337,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2025

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance, December 31, 2024	263,337,500	$ 2,633,375	$ 78,460,638	$ (47,736,443)	$ 45,044	$ (2,196,225)	$ 31,206,389

Foreign currency transaction gain	-	-	-	-	(1,872)	(209)	(2,081)

Net income	-	-	-	339,523	-	(195,988)	143,535

Balance, March 31, 2025 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (47,396,920)	$ 43,172	$ (2,392,422)	$ 31,347,843

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2024

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance, December 31, 2023	263,337,500	$ 2,633,375	$ 78,460,638	$ (47,806,290)	$ 40,217	$ (1,022,583)	$ 32,305,357

Foreign currency transaction gain	-	-	-	-	5,490	8,680	14,170

Disposal of subsidiary	-	-	-	-	-	(28,645)	(28,645)

Net income	-	-	-	24,574	-	(37,136)	(12,562)

Balance, March 31, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (47,781,716)	$ 45,707	$ (1,079,684)	$ 32,278,320

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2025	Three months ended March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit / (loss)	$ 143,535	$ (12,562)
Adjustments to reconcile net profit / (loss) to net cash provided by / (used in) operating activities:
Depreciation	22,020	18,246
Amortization	39,468	29,053
Loss on disposal of property and equipment	2,813	-
Loss of disposal of a subsidiary	-	425,588
Impairment loss on loan receivables	102,906	-
Account receivables	(811,934)	(810,900)
Other receivables	2,779	(140,158)
Inventories	(119,133)	(21,003)
Deposits	(2,545)	4,663
Prepaid expenses	2,315,191	(565,889)
Accounts payable	(3,669,799)	397,664
Accrued expenses	274,507	294,900
Deposits received	862,888	(91,361)
Other payables	2,328,286	(8,266)
Net cash provided by / (used in) operating activities	1,490,982	(480,025)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(32,966)	(41,613)
Repayment from related companies	66,805	202,956
Repayment from shareholder	-	200,675
Repayment from associate	-	24,359
Loan receivable to joint venture	(102,906)	(60,036)
Net cash (used in) / provided by investing activities	(69,067)	326,341

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank borrowings	(1,706,332)	(18,615)
Drawdown of bank loan	1,066,551	-
Net cash used in financing activities	(639,781)	(18,615)

Effect of currency rate changes on cash	(1,422)	(8,850)

Net increase / (decrease) in cash and cash equivalents	780,712	(181,149)
Cash and cash equivalents, beginning of period	4,914,559	3,164,464

Cash and cash equivalents, end of period	$ 5,695,271	$ 2,983,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 7,132	$ 24,805
Income taxes paid	$ -	$ -

Non cash financing activities:
Record right-of-use assets upon adoption of ASC 842	$ 1,017,662	$ 196,600

Record lease liabilities upon adoption of ASC 842	$ 1,017,662	$ 196,600
See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

In March 2025, the Company established AgriJoy Catering Management Company Limited in Hong Kong with 55% equity interest, the main business of which is provision of dining management services for our catering business in Hong Kong.

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

The Company has 98.75% owned subsidiary, MED. Zhuhai Chengmi Technology Company Limited is the 90% owned subsidiary with MED. Zhuhai Migua Technology Company Limited is 100% owned subsidiary by Zhuhai Chengmi Technology Company Limited and has a 90% owned subsidiary, Fresh Life Technology Company Limited. Green Supply Chain Management Company Limited is the 99% owned subsidiaries with MED. The Company acquired 70% shares of Citysearch and this subsidiary acquired all the shares of Celebrity Chef Catering Management Limited in Hong Kong. MED sold out all the shares of Squirrel Logistic Company Limited to third party and Guangzhou Chengmi Technology Company Limited ceased operation during 2024. At the same year, MED set up Zhuhai Aomi E-commerce Company Limited and Zhuhai Wanmi Technology Company Limited in China, which are the 100% owned subsidiaries of MED. All of the above companies consolidate with MED. In March 2025, Citysearch established AgriJoy Catering Management Company Limited in Hong Kong with 55% equity interest, the main business of which is provision of dining management services for our catering business in Hong Kong.

Summaries of subsidiaries:

Name of subsidiary	Jurisdiction of organization
Sinoforte Limited	Hong Kong
Qwestro Limited (100% subsidiary of Sinoforte Limited)	Hong Kong
Macao E-Media Development Company Limited	Macau
Green Supply Chain Management Company Limited (99% subsidiary of Macao E-Media Development Company Limited)	Macau
Zhuhai Chengmi Technology Company Limited (90% subsidiary of Macao E-Media Development Company Limited)	China
Zhuhai Migua Technology Company Limited (100% subsidiary of Zhuhai Chengmi Technology Company Limited)	China
Fresh Life Technology Company Limited (90% subsidiary of Zhuhai Migua Technology Company Limited)	Macau
Citysearch Technology (HK) Company Limited (70% subsidiary of Macao E-Media Development Company Limited)	Hong Kong
Celebrity Chef Catering Management Limited (100% subsidiary of Citysearch Technology (HK) Company Limited)	Hong Kong
Graphite Energy, Inc.	USA
Zhuhai Aomi E-commerce Company Limited (100% subsidiary of Macao E-Media Development Company Limited)	China
Zhuhai Wanmi Technology Company Limited (100% subsidiary of Macao E-Media Development Company Limited)	China
AgriJoy Catering Management Company Limited (55% subsidiary of Citysearch Technology (HK) Company Limited)	Hong Kong

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 23, 2025.

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

As of March 31, 2025, and December 31, 2024, the Company maintained $5,384,827 and $4,428,781 in foreign bank accounts at high credit quality financial institutions.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks.

Comprehensive Income / (Loss)

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

The functional currency of the Company and its subsidiaries is primarily the currency of their country of domicile, which the functional currency of the Company is USD and the subsidiaries is Macau Pataca (“MOP”), Hong Kong Dollar (“HK$”) and Chinese Renminbi (“RMB”). The consolidated financial statements were presented in USD except as other specified.

The cumulative translation adjustment is included in the accumulated other comprehensive loss within stockholders’ equity.  Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

The exchange rates used to translate amounts in HKD, MOP and RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	March 31,	December 31,
	2025	2024
Exchange rate on balance sheet dates
USD : HK$ exchange rate	7.7741	7.7742
USD : MOP exchange rate	8.0073	8.0074
USD : RMB exchange rate	7.2694	7.2817

	For the three months ended March 31,
	2025	2024
Average exchange rate for the period
USD : HK$ exchange rate	7.7805	7.8207
USD : MOP exchange rate	8.0139	8.0553
USD : RMB exchange rate	7.2757	7.1597

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years
Vehicles	4 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of March 31, 2025 and December 31, 2024.

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

Net Income Per Common Share

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

The effect of stock options on diluted net income per common share is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2025 and December 31, 2024.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $47,396,920 as of March 31, 2025 and the Company will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2025 and December 31, 2024 is summarized as follows:

Schedule of Property and Equipment

	March 31, 2025	December 31, 2024
Office furniture and fixtures	$78,667	$52,283
Office equipment	333,797	328,984
Vehicle	-	6,432
Less: accumulated depreciation	(153,220)	(136,185)

Property, plant and equipment, net	$259,244	$251,514

Depreciation expense included in “Depreciation and amortization” for the three months ended March 31, 2025 and 2024 was $22,020 and $18,246, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of March 31, 2025 and December 31, 2024 is summarized as follows:

	March 31,	December 31,
	2025	2024
Software	$2,297,277	$2,293,461
Less: accumulated amortization	(1,087,828)	(1,046,618)

Intangible assets, net	$1,209,449	$1,246,843

Amortization expense included in “Depreciation and amortization” for the three months ended March 31, 2025 and 2024 was $39,468 and $29,053, respectively.

NOTE 6 – DISPOSAL OF SUBSIDIARIES

(a) Disposal of Squirrel Logistic

On January 12, 2024, the Company disposed through its subsidiary MED, the entire 100% shares of Squirrel Logistic to a third party at nil cash consideration.  As a result of disposal, there was a disposal loss amounted to $307,483 for the three months ended March 31, 2024.

NOTE 7 – GOODWILL

	March 31, 2025	December 31, 2024
Balance at beginning of period	$36,373,148	$37,349,950
Acquisition of subsidiaries	-	26,149
Less: accumulated impairment losses	-	(1,002,951)
Balance at end of period	$36,373,148	$36,373,148

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

At each interim reporting date, the management of the Company performs qualitative assessment to determine whether the quantitative impairment test is necessary. For the three months ended March 31, 2025 and 2024, the Company assessed and did not identify any triggering events. Therefore, no interim quantitative test was performed.

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

In 2024, the Company entered the lease agreements for offices and distribution points in Macau and Zhuhai for 2-3 years, with average monthly payments of approximately $40,449 per month.

In 2024, Citysearch’s subsidiary, Celebrity Catering, entered into a lease for a restaurant in Hong Kong, expiring October 2025 with monthly payment of approximately $15,424 per month.

At lease commencement date, the Company estimated the operating lease liabilities and the right-of-use assets at present value using the Company’s estimated weighted average incremental borrowing rate of 5.875% (2024: 5.875%).

Operating lease right-of-use assets are summarized below:

	March 31, 2025	December 31, 2024
Macau and Zhuhai	$373,414	$414,450
Hong Kong	644,248	654,519
Operating lease right-of-use assets	1,017,662	1,068,969

The Company has no finance leases for three months ended March 31, 2025 and for the year ended December 31, 2024.

During the three months ended March 31, 2025 and 2024, the Company recorded $147,844 and $58,811 as operating lease expenses included in “selling, general and administrative expenses”.

Lease liabilities are summarized below:

	March 31, 2025	December 31, 2024
Macao and Zhuhai	$373,414	$414,450
Hong Kong	644,248	654,519
Total operating lease liabilities	1,017,662	1,068,969
Less: short term portion	(512,035)	(447,860)
Long term portion	$505,626	$621,109

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	1.96	2.18
Weighted average discount rate	5.875%	5.875%

Maturity analysis under operating leases as of March 31, 2025 are as follows:

2025	$34,360
2026	303,080
2027	680,222
2028 and thereafter	-
Total lease payments	1,017,662
Less: Present value discount	(67,923)
Operating lease liabilities	$949,739

Maturity analysis under operating leases as of December 31, 2024 are as follows:

2025	$48,730
2026	354,064
2027	750,336
2028 and thereafter	-
Total lease payments	1,153,130
Less: Present value discount	(84,161)
Operating lease liabilities	$1,068,969

Lease expense for the three months ended March 31, 2025 and 2024 was comprised of the following:

	March 31, 2025	March 31, 2024
Operating lease expense	$147,844	$58,811

Short-term lease expense	56,664	52,574
	204,508	111,385

NOTE 9 - LOAN RECEIVABLES, NET

On September 10, 2021, the Company’s subsidiary, Sinoforte Limited entered into a business loan agreement, by and among the company, Gold Gold Gold Limited (“3G”), whereby the Company provide the fund for $1,000,000 to 3G for the business operating use. During the year ended December 31, 2023, $49,028 was repaid. During the year ended December 31, 2024, further loan $248,079 was lent to 3G. On January 2, 2025, Sinoforte Limited entered into another 3-year loan agreement and provide the fund for $102,906 (equivalent to HK$800,000) to 3G with interest rate 5% per annum.

The Company owns 50% of shares in 3G and 3G is a joint venture of the Company. The interest in joint venture has been suffering losses and, thus, fully impaired in prior periods. Fully impairment on the loan receivables from 3G was recognized for the three months ended March 31, 2025 and year ended December 31, 2024.

The loan amount was unsecured, with interest rate 5% p.a. and no fixed term of repayment. As of March 31, 2025 and December 31, 2024, the impairment loss was amounted to $102,906 and $248,079, respectively.

	March 31, 2025	December 31, 2024
Loan receivables	$1,309,519	$1,206,613
Less: impairment loss	(1,309,519)	(1,206,613)
Loan receivables, net	$-	$-

NOTE 10 - ACCOUNT RECEIVABLES

Account receivables are summarized below:

	March 31, 2025	December 31, 2024
Account receivables	$6,136,649	$5,324,715

During the three months ended March 31, 2025 and year ended December 31, 2024, the Company had no allowance for expected credit losses.

NOTE 11 - OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits are summarized below:

	March 31, 2025	December 31, 2024
Rental deposit	$272,187	$248,973
Customer’s deposit	730,752	798,707
Others	74,141	32,179
	$1,077,080	$1,079,859

NOTE 12 - INVENTORIES

Our inventories consist of solely finished goods – merchandise inventory as summarized below:

	March 31, 2025	December 31, 2024
Finished goods – merchandise inventory	$164,945	$67,550
Food and beverages – merchandise inventory	115,942	94,204
	$280,887	$161,754

No impairment has been recognized for the three months ended March 31, 2025 and year ended December 31, 2024.

NOTE 13 – BANK LOANS

Bank loans are summarized below:

	March 31, 2025	December 31, 2024
Bank loans	$1,866,098	$2,503,548
Less: short term portion	(1,866,098)	(2,503,548)
Long term portion	$-	$-

Bank loans as of March 31, 2025 consisted of the followings:

Bank	March 31, 2025	Interest rate per annum (%)	Maturity date		Bank loans in original currency
Ant Bank (Macau) Limited	$373,020	5.50	August 8, 2025	(2)	MOP	2,986,890
Agricultural Bank of China	137,563	3.50	December 5, 2025	(2)	RMB	1,000,000
Agricultural Bank of China	255,012	3.50	February 9, 2026	(2)	RMB	1,853,785
Bank of China	54,139	3.15	December 11, 2025	(1)	RMB	393,557
Bank of China	367,317	3.40	August 9, 2025	(1)	RMB	2,670,174
Bank of China	407,982	3.50	July 8, 2025	(1)	RMB	2,965,783
Bank of China	271,065	3.50	June 21, 2025	(1)	RMB	1,970,486
	$1,866,098

The bank loan from Industrial and Commercial Bank of China (Macau) amounted to $18,732 with original maturity date July 31, 2025 has been fully repaid early on March 10, 2025.

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
	$2,503,548

The loans outstanding were guaranteed by:

(1) Guaranteed by Mr. Jiang Haitao, the sole director of the Company and Ms. Zhou Xiaojuan, the spouse of Mr. Jiang Haitao.

(2) Guaranteed by Mr. Jiang Haitao, the sole director of the Company.

NOTE 14 – REVENUE

Revenue is summarized by nature as below:

At a point in time:	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Food & Beverage and Delivery	$11,967,376	$9,619,439
IT Supporting Services	11,481	97,813
Graphite Trading	7,325,866	687,681
	$19,304,723	$10,404,933

NOTE 15 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of March 31, 2025 and December 31, 2024, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of March 31, 2025, Liang Huang owned 31,261,920 shares or 11.87%, of the Company’s common stock, which 31,190,500 shares, or 11.84%, were held via Kelton Capital Group Ltd., Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and Elate Holdings Limited owned 26,000,000 shares, or 9.87%, of the Company’s common stock. Other than Liang Huang, Kelton Capital Group Ltd, Jiang Haitao and Elate Holdings Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 16 – INCOME/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted profit/(loss) per common share for the three months ended March 31, 2025 and 2024, respectively:

	March 31, 2025	March 31, 2024

Numerator - basic and diluted
Net income	$339,523	$24,574
Denominator
Weighted average number of common shares outstanding —basic and diluted	263,337,500	263,337,500
Income/(loss) per common share — basic and diluted	$0.001	$0.0001

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

For the three months ended March 31, 2025, the Company’s realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore, there were no expected income taxes, either current or deferred, reflected in the income statement.

As of March 31, 2025, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $6,700,000, expiring within 20 years, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of March 31, 2025 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. and Graphite Energy, Inc. are incorporated in the State of Utah in the U.S., and are subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. As of March 31, 2025, future net operation losses of approximately $0.001 million are available to offset future operating income for 20 years until 2040.

Hong Kong

Sinoforte Limited, Qwestro Limited, Citysearch Technology (HK) Company Limited and Celebrity Chef Catering Management Limited are incorporated in Hong Kong and Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the three months ended March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the significant components of the deferred tax assets are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	March 31, 2025	December 31, 2024

Net operating income (loss) carryforward	$143,535	$(1,096,409)
Total deferred tax assets	143,535	(1,096,409)
Valuation allowance	(143,535)	1,096,409
Net deferred tax assets	$-	$-

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized for foreign income taxes.

Rate Reconciliation:	March 31, 2025	March 31, 2024

Book income (worldwide) at federal statutory rate (21%)	$(5,471)	$(28,990)
Hong Kong Profits Tax rate (16.5%)	160,581	39,241
Macau Corporate Income Tax rate (12%)	(122,729)	(105,684)
PRC Tax rate (25%)	(16,989)	101,784
Change in valuation allowance	(15,392)	(6,351)
Net expense	$-	$-

The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended March 31, 2025 and 2024, the Company recognized no interest and

penalties.   The Company had no accruals for interest and penalties as of March 31, 2025 and December 31, 2024.  Tax years from 2015 through 2025 are open to examination by the taxing authorities.

NOTE 18 - INVESTMENTS IN JOINT VENTURE

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

Summarized financial information for joint venture is as follows:

Balance Sheets:	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Property, plant and equipment, net	$124	$398
Other receivables and prepaid	-	72
Inventory	143,362	143,360
Cash and cash equivalents	52,212	15,225
Total assets	195,698	159,055

Accrual expense	-	(25,405)
Other payable	(4,629,015)	(4,526,050)
Customer deposits and other	(657,966)	(600,179)
Total liabilities	(5,286,981)	(5,151,634)

Net liabilities	$(5,091,283)	$(4,992,579)

Statement of Operations:	For the three months ended March 31,
	2025	2024
Revenue	$-	$-
Cost of sale	-	-
Gross profit	-	-
Operating expense	(40,214)	(48,320)
Depreciation	(274)	(273)
Net loss from operations	(40,488)	(48,593)

Other expense:
Interest expense, net	(57,718)	(54,118)
Net loss	$(98,206)	$(102,711)

NOTE 19 - RELATED PARTY BALANCES AND TRANSACTIONS

Due from/(to) related companies

The balance due from/(to) related companies was as following:

	March 31, 2025	December 31, 2024
	$	$
Citysearch Technology (Macau) Limited (1)	1,411	1,411
Gloryful Company Limited (2)	2,123	2,123
Littlemi Technology Company Limited (3)	117,822	117,820
Watermelon Cultural Communication Company Limited (4)	220,167	220,164
Kangaroo Technology Company Limited (5)	(294,945)	(220,445)
Zhuhai Xiangguo Technology Company Limited (6)	81,162	73,472
	127,740	194,545

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

Loan receivables, net

The Company has loan receivables from a joint venture, 3G amounted to US$nil and amount due from 3G mounted to US$nil as of March 31, 2025 and December 31, 2024 as disclosed in Notes 9 and 18, respectively. The balances have been fully impaired in prior periods.

The transactions within the group were as following:

During three months ended March 31, 2025, MED had the cost of delivery for $3,653,124 and $313,648 (2024: $3,320,813 and $283,028) from its subsidiaries, Fresh Life and Green Supply Chain Management Company Limited respectively. MED had incurred the software and IT supporting service expense for $1,185,591 (2024: $934,405) from its subsidiary Zhuhai Chengmi Technology Company Limited. Fresh Life incurred the cost of sales for IT supporting service from Zhuhai Chengmi Technology Company Limited for $53,187 (2024: $38,197). Citysearch had incurred software and IT supporting service expense from Zhuhai Chengmi Technology Company Limited with $140,624 (2024: $Nil) and purchased the cost of group dining meal from Celebrity Catering for $287,255 (2024: $Nil).

All of the above transactions were eliminated from the consolidated statement of operations and comprehensive loss.

NOTE 20 – SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer, who reviews the Company’s operating results on an aggregate basis and manages the Company’s operations. The CODM assesses performance for the segment and evaluates the Company’s budget with the actual results in order to decide how to allocate resources in developing business plan. There were three segments for the three months ended March 31, 2025 and 2024, consisting of the provision of food & beverage and delivery, located in Hong Kong and Macau, IT supporting services, solely located in China, and graphite trading, solely located in the USA.

Factors used in determining the reportable segment include the nature of the operating activities, locations, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Three months ended March 31, 2025	Food & Beverage and Delivery	IT Supporting Services	Graphite trading	Corporate unallocated (note)	Consolidated
Revenue – third parties	$11,967,376	$11,481	$7,325,866	$-	$19,304,723
Cost of revenue	(6,468,816)	(60,878)	(6,351,643)	-	(12,881,337)
Gross profit / (loss)	5,498,560	(49,397)	974,223	-	6,423,386

Operating expense
Employee compensation	1,791,892	305,450	20,755	-	2,118,097
Depreciation and amortization	14,139	47,166	-	184	61,489
Other selling, general and administrative expenses	2,129,085	897,105	925,929	141,014	4,093,133
Total operating expenses	3,935,116	1,249,721	946,684	141,198	6,272,719

Net income / (loss) from operation	1,563,444	(1,299,118)	27,539	(141,198)	150,667

Interest income	4	3	-	15,189	15,196
Interest expense	(10,377)	(11,822)	-	(129)	(22,328)

Interest (expense) / income, net	(10,373)	(11,819)	-	15,060	(7,132)

Net income / (loss) before provision for income taxes	$1,553,071	$(1,310,937)	$27,539	$(126,138)	$143,535

Three months ended March 31, 2024	Food & Beverage and Delivery	IT Supporting Services	Graphite trading	Corporate unallocated (note)	Consolidated
Revenue – third parties	$ 9,619,439	$ 97,813	$ 687,681	$ -	$ 10,404,933
Cost of revenue	(5,280,065)	(82,697)	(545,360)	-	(5,908,122)
Gross profit	4,339,374	15,116	142,321	-	4,496,811

Operating expense
Employee compensation	854,665	285,945	-	-	1,140,610
Depreciation and amortization	13,312	33,803	-	184	47,299
Other selling, general and administrative expenses	2,211,390	1,064,264	13,647	7,358	3,296,659
Total operating expenses	3,079,367	1,384,012	13,647	7,542	4,484,568

Net income / (loss) from operation	1,260,007	(1,368,896)	128,674	(7,542)	12,243

Interest income	5,729	19	-	-	5,748
Interest expense	(20,127)	(10,298)	-	(128)	(30,553)

Interest (expense) / income, net	(14,398)	(10,279)	-	(128)	(24,805)

Net income / (loss) before provision for income taxes	$ 1,245,609	$ (1,379,175)	$ 128,674	$ (7,670)	$ (12,562)

Note: The Company does not allocate its expenses incurred to its reportable segments because these activities are managed at a corporate level.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Capital commitment

As of March 31, 2025 and December 31, 2024, no capital commitment was expected.

Legal Proceeding

As of March 31, 2025 and December 31, 2024, the Company is not aware of any material outstanding claim and litigation against it.

Lease commitment

The Company has operating leases for its corporate and sales offices and warehousing facilities. The Company’s leases have remaining terms of less than 1 year to less than 4 years.

The Company’s future minimum lease payments required under leases as of March 31, 2025 provides the following lease commitment:

For the year ending December 31,

2025 (remainder of year)	$34,360
2026	303,080
2027	680,222
2028 and thereafter	-
Total lease payments	$1,017,662

The Company’s future minimum lease payments required under leases as of December 31, 2024 provides the following lease commitment:

For the year ending December 31,

2025	$50,051
2026	371,445
2027	789,036
2028 and thereafter	-
Total lease payments	$1,210,532

NOTE 22 - SUBSEQUENT EVENTS

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

New Subsidiaries

In March 2025, Citysearch established AgriJoy Catering Management Company Limited in Hong Kong with 55% equity interest, the main business of which is provision of dining management services for our catering business in Hong Kong.

Results of Operations

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table shows operating results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues	$19,304,723	$10,404,933	8,899,790	85.53%
Cost of revenue	(12,881,337)	(5,908,122)	6,973,215	118.03%
Gross Profit	6,423,386	4,496,811	1,926,575	42.84%

Operating expense	(6,272,719)	(4,484,568)	1,788,151	39.87%
Operating profit/(loss)	150,667	12,243	138,424	1130.64%

Other income / (expense)	(7,132)	(24,805)	(17,673)	(71.25%)
Net profit/(loss)	$143,535	$(12,562)	N/A	N/A

Sales

For the three months ended March 31, 2025, the Company generated sales of $19,304,723 compared to $10,404,933 for the same period of 2024. The increment in sales were mainly contributed from the subsidiary, Graphite Energy Inc.

Costs of Goods Sold

For the three months ended March 31, 2025, the Company generated cost of good sold for $12,881,337 compared to $5,908,122 for the same period of 2024. Currently the Company is attributable to delivery rider costs and purchase of graphite inventory.

Operating expenses

For the three months ended March 31, 2025 and 2024, the Company’s selling, general and administrative expenses were $6,272,719 compared to $4,484,568 for the same period of the previous year.  The increase is primarily the result of additional expense from subsidiary, Graphite Energy, Inc.

Other Income / (Expense)

For the three months ended March 31, 2025, the Company had $7,132 of interest expense relating to bank loan interest payable, as compared to $24,805 of interest expense for the same period last year.

Net Profit/(Loss)

For the three months ended March 31, 2025, the Company had a net profit of $143,535, or $0.001 per share, as compared to a net loss of $12,562, or $(0.0003) per share, for the same period of 2024.

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash and cash equivalents of $5,695,271 and a working capital deficit of $7,186,522. For the three months ended March 31, 2025, the Company provided net cash of $1,490,982 from its operating activities primarily from our net profit of $143,535, adjusted net with depreciation and amortization of $61,488, a loss of disposal of equipment of $2,813, an impairment loss on loan receivables of $102,906, an increase in account receivables of $811,934, an increase in inventories of $119,133, a decrease in prepaid expenses of $2,315,191, an increase in deposits of $2,545, a decrease in other receivables of $2,779, an increase in accrued expense of $274,507, an increase in deposit received of $862,888, an increase in other payables of $2,328,286, a decrease in account payable of $3,669,799. By comparison, net cash used in operating activities was $480,025 for the same period of 2024.

During the three months ended March 31, 2025, the Company used net cash of $69,067 from its investing activities which comprised with purchase of equipment of $32,966, repayment from related companies of $66,805 and loan to joint venture of $102,906. By comparison, net cash provided by investing activities was $326,341 for the same period of 2024.

During the three months ended March 31, 2025, the Company’s financing activities used net cash of $639,781, which was comprised of repayment of bank loans of $1,706,332 and bank borrowings of $1,066,551. By comparison, net cash used in financing activities was $18,615 for the same period of 2024.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a directive aimed at cracking down on certain activities in the securities markets and promoting the high-quality development of capital markets. Among other measures, the directive calls for relevant governmental authorities to strengthen cross-border oversight of law enforcement and judicial cooperation, enhance supervision of China-

based companies listed overseas, and establish and improve the extraterritorial application framework of PRC securities laws.

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

As reflected on our audited consolidated financial statements as of and for the year ended December 31, 2024 contained herein, we had net profit of $122,490, and had an accumulated deficit of $10,902,051. We will control our operating costs and require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. Current or past lenders may decline to provide new funding. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

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

The Articles of Incorporation of the Company authorizes the issuance of 500,000,000 shares of common stock. As of March 31, 2025, we have 263,337,500 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of the Company’s common stock held by the Company’s then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors and might have an adverse effect on any trading market for the Company’s common stock.

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

June 27, 2025