Form 10-Q
period 2025-06-30
SCIENTIFIC ENERGY, INC
filed 2025-09-02
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of August 29, 2025.

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

•We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute the Company’s share value.

•There is a limited market for the Company’s common stock, which may make it difficult for holders of the Company’s common stock to sell their stock.

•We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

Item 1.    Financial Statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$6,510,725	$4,914,559
Loan receivables, net	-	-
Accounts receivables	9,928,904	5,324,715
Other receivables and deposits	1,170,950	1,079,859
Amount due from related companies	176,112	194,545
Amount due from joint venture	-	-
Inventories	201,118	161,754
Prepaid expense	1,233,606	4,757,197
Total current assets	19,221,415	16,432,629

Non-current assets:
Investments in joint venture	-	-
Property, plant and equipment, net	241,402	251,514
Intangible assets	1,183,644	1,246,843
Goodwill	36,373,148	36,373,148
Operating lease right-of-use assets	884,113	1,068,969
Deposits	154,417	177,943
Total non-current assets	38,836,724	39,118,417

Total assets	$58,058,139	$55,551,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,597,328	$11,201,215
Accrued expenses	2,301,664	2,465,347
Deposit received	2,448,558	1,643,130
Other payables	10,662,026	5,462,448
Bank loans	1,731,159	2,503,548
Operating lease liabilities – current	484,610	447,860
Total current liabilities	26,225,345	23,723,548

Non-current liabilities:
Operating lease liabilities – non-current	399,503	621,109
Total non-current liabilities	399,503	621,109

Total liabilities	$26,624,848	$24,344,657

Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(47,124,443)	(47,736,443)
Accumulated other comprehensive income	57,233	45,044
Total stockholders’ equity	34,026,803	33,402,614
Non-controlling interests	(2,593,512)	(2,196,225)

Total liabilities and stockholders’ equity	$58,058,139	$55,551,046

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

				(Restated)
	Three Months ended June 30, 2025	Three Months ended June 30, 2024	Six Months ended June 30, 2025	Six Months ended June 30, 2024
REVENUE	$24,075,807	$20,776,677	$43,380,530	$31,181,610
COST OF REVENUE	(17,289,842)	(15,232,613)	(30,171,179)	(21,140,735)
GROSS PROFIT	6,785,965	5,544,064	13,209,351	10,040,875

OPERATING EXPENSES:
Selling, general and administrative expenses	(6,648,937)	(4,682,590)	(12,860,166)	(9,119,859)
Depreciation	(59,625)	(40,501)	(121,115)	(87,800)
Total operating expenses	(6,708,562)	(4,723,091)	(12,981,281)	(9,207,659)

NET PROFIT FROM OPERATIONS	77,403	820,973	228,070	833,216

Other expense:
Interest expense, net	(4,238)	(21,850)	(11,370)	(46,655)

Net income before income taxes	73,165	799,123	216,700	786,561

Income taxes	-	-	-	-

NET INCOME	$73,165	$799,123	$216,700	$786,561

Net loss attributable to non-controlling interests	199,312	295,656	395,300	361,437

Net income attributable to Scientific Energy, Inc.	$272,477	$1,094,779	$612,000	$1,147,998

OTHER COMPREHENIVE INCOME:

Loss on disposal	-	-	-	(28,645)
Foreign translation gain/(loss)	12,283	(6,370)	10,202	7,800
Total other comprehensive income	$12,283	$(6,370)	$10,202	$(20,845)

Comprehensive income	$85,448	$792,753	$226,902	$765,716

Comprehensive income attributable to non-controlling interest	201,090	302,026	397,287	352,757

Comprehensive income attributable to Scientific Energy, Inc.	$286,538	$1,094,779	$624,189	$1,118,473

Net income per common stock, basic and diluted	$0.001	$0.004	$0.002	$0.004

Weighted average common stock outstanding, basic and diluted	263,337,500	263,337,500	263,337,500	263,337,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Income	Interests	Total

Balance, January 1, 2025	263,337,500	$2,633,375	$78,460,638	$(47,736,443)	$45,044	$(2,196,225)	$31,206,389

Foreign currency transaction loss	-	-	-	-	(1,872)	(209)	(2,081)

Net income/(loss)	-	-	-	339,523	-	(195,988)	143,535

Balance, March 31, 2025 (unaudited)	263,337,500	$2,633,375	$78,460,638	$(47,396,920)	$43,172	$(2,392,422)	$31,347,843

Foreign currency transaction gain/(loss)	-	-	-	-	14,061	(1,778)	12,283

Net income/(loss)	-	-	-	272,477	-	(199,312)	73,165

Balance, June 30, 2025 (unaudited)	263,337,500	$2,633,375	$78,460,638	$(47,124,443)	$57,233	$(2,593,512)	$31,433,291

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Income	Interests	Total

Balance, January 1, 2024	263,337,500	$2,633,375	$78,460,638	$(47,806,290)	$40,217	$(1,022,583)	$32,305,357

Foreign currency transaction gain	-	-	-	-	5,490	8,680	14,170

Disposal of subsidiary	-	-	-	-	-	(28,645)	(28,645)

Net income/(loss)	-	-	-	24,574	-	(37,136)	(12,562)

Balance, March 31, 2024 (unaudited)	263,337,500	$2,633,375	$78,460,638	$(47,781,716)	$45,707	$(1,079,684)	$32,278,320

Foreign currency transaction loss	-	-	-	-	(6,370)	-	(6,370)

Net income/(loss)	-	-	-	1,094,779	-	(295,656)	799,123

Balance, June 30, 2024 (unaudited)	263,337,500	$2,633,375	$78,460,638	$(46,686,937)	$39,337	$(1,375,340)	$33,071,073

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2025	Six months ended June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216,700	$786,561
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation	41,729	22,241
Amortization	79,386	65,559
Loss on disposal of property and equipment	2,787	100,563
Loss of disposal of a subsidiary	-	425,588
Impairment loss on loan receivables	234,763	248,079
Account receivables	(4,604,189)	(5,995,100)
Other receivables	(91,091)	(401,451)
Inventories	(39,364)	5,632
Deposits	23,526	(15,729)
Prepaid expenses	3,523,591	137,143
Accounts payable	(2,603,887)	5,306,734
Accrued expenses	(163,683)	(555,362)
Deposits received	805,428	(71,114)
Other payables	5,199,578	446,361
Net cash provided by operating activities	2,625,274	505,705

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(36,865)	(59,739)
Repayment from related companies	18,433	418,989
Net cash outflow from disposal of subsidiary	-	(118,105)
Loan to joint venture	(234,763)	(248,079)
Net cash used in by investing activities	(253,195)	(6,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	(3,447,334)	(941,570)
Drawdown of bank loans	2,670,292	271,626
Net cash used in financing activities	(777,042)	(669,944)

Effect of currency rate changes on cash	1,129	(12,851)

Net increase / (decrease) in cash and cash equivalents	1,596,166	(184,024)
Cash and cash equivalents, beginning of period	4,914,559	3,164,464

Cash and cash equivalents, end of period	$6,510,725	$2,980,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,370	$46,655
Income taxes paid	$-	$-

Non cash financing activities:
Record right-of-use assets upon adoption of ASC 842	$287,975	$525,594
Record lease liabilities upon adoption of ASC 842	$287,975	$525,594
See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MOTNHS ENDED JUNE 30, 2025 AND 2024

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

In January 2024, Macao E-Media Development Company Limited (“MED”) disposed all shares of Squirrel Logistic Company Limited (“Squirrel Logistic”) to third party with cash consideration of $12,286.

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

In December 2024, the Company acquired 100% shares of Celebrity Chef Catering Management Limited (“Celebrity Catering”), a Hong Kong corporation, through its Hong Kong subsidiary Citysearch Technology (HK) Company Limited (“Citysearch”). The main business of Celebrity Catering is to (i) supply Citysearch with ready-to-eat meal, so that Citysearch, as a group dining service provider, can solve the lunch and dinner group dining needs for corporate employees in Hong Kong, and (ii) act as a merchant offering only online food order and delivery services in Hong Kong.

In March 2025, the Company incorporated AgriJoy Catering Management Company Limited in Hong Kong with 55% equity interest, the main business of which is provision of dining management services for our catering business in Hong Kong.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

Segment information

ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. All revenues of the Company are disclosed in Note 20. The Company applies the management approach to the identification of our reportable operating segments as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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

As of June 30, 2025, and December 31, 2024, the Company maintained $4,336,830 and $4,428,781 in foreign bank accounts at high credit quality financial institutions located in China, Hong Kong and Macau.

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

Foreign Currency Translation

The Company translates the foreign currency in consolidated financial statements into US Dollars (“USD”) using the year or reporting period-end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”).  Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates in effect for the periods presented.

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

The exchange rates used to translate amounts in HKD, MOP and RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	June 30,	December 31,
	2025	2024
Exchange rate on balance sheet dates
USD : HK$ exchange rate	7.8482	7.7742
USD : MOP exchange rate	8.0836	8.0074
USD : RMB exchange rate	7.1852	7.2817

	For the six months ended June 30,
	2025	2024
Average exchange rate for the period
USD : HK$ exchange rate	7.8046	7.8176
USD : MOP exchange rate	8.0387	8.0521
USD : RMB exchange rate	7.2343	7.2417

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years
Vehicles	4 years

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

The Company considered the amounts of receivables in dispute and believes an allowance for these receivables were not necessary as of June 30, 2025 and December 31, 2024.

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

Net Income Per Common Stock

Net income per common stock is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the year or period.  Diluted net income per common stock is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.

The effect of stock options on diluted net income per common stock is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the year or period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding as of June 30, 2025 and December 31, 2024.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $47,124,443 and net current liabilities of $7,003,930 as of June 30, 2025 and the Company will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2025 and December 31, 2024 is summarized as follows:

Schedule of Property and Equipment

	June 30, 2025	December 31, 2024

Office furniture and fixtures	$78,927	$52,283
Office equipment	336,843	328,984
Vehicle	-	6,432
Less: accumulated depreciation	(174,368)	(136,185)

Property, plant and equipment, net	$241,402	$251,514

Depreciation expense included in “Depreciation and amortization” for the six months ended June 30, 2025 and 2024 was $41,729 and $22,241, respectively.

NOTE 5 – INTANGIBLE ASSETS

Software as of June 30, 2025 and December 31, 2024 is summarized as follows:

	June 30,	December 31,
	2025	2024
Software	$2,323,378	$2,293,461
Less: accumulated amortization	(1,139,734)	(1,046,618)

Intangible assets, net	$1,183,644	$1,246,843

Amortization expense included in “Depreciation and amortization” for the six months ended June 30, 2025 and 2024 was $79,386 and $65,559, respectively.

NOTE 6 – ACQUISITION / DISPOSAL OF SUBSIDIARIES

(a)Acquisition of Celebrity Catering

On December 16, 2024, the Company through its subsidiary Citysearch, to acquire 100% shares of Celebrity Catering in Hong Kong at nil consideration.  The main business of Celebrity Catering is to (i) supply Citysearch with ready-to-eat meal, so that Citysearch, as a group dining service provider, can solve the lunch and dinner group dining needs for corporate employees in Hong Kong, and (ii) act as a merchant offering online-only food order and delivery services in Hong Kong.

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

The transaction resulted goodwill amounted to $26,149 to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value, including financial, strategic and operational value, of the business of Celebrity Catering and the synergies expected from the combined operations of Celebrity Catering and the Company, the assembled workforce and their knowledge and experience in provision of food and beverage services. The total amount of the goodwill acquired is not deductible for tax purposes. The revenue and net profit contribution of Celebrity Catering to the Company’s results upon acquisition were not material.

(b)Disposal of Squirrel Logistic

On January 12, 2024, the Company disposed through its subsidiary MED, the entire 100% shares of Squirrel Logistic to a third party at nil cash consideration.  As a result of disposal, there was a disposal loss amounted to $307,483 for the three months ended March 31, 2024.

NOTE 7 – GOODWILL

	June 30, 2025	December 31, 2024
Balance at beginning of period	$36,373,148	$37,349,950
Acquisition of subsidiary	-	26,149
Less: accumulated impairment losses	-	(1,002,951)
Balance at end of period	$36,373,148	$36,373,148

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

At each interim reporting date, the management of the Company performs qualitative assessment to determine whether the quantitative impairment test is necessary. For the six months ended June 30, 2025 and 2024, the Company assessed and did not identify any triggering events. Therefore, no interim quantitative test was performed.

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

In 2024, the Company entered into a two-year lease for office space of approximately 770 square feet in Hong Kong, with monthly payments of approximately $4,404 per month.

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

Operating lease right-of-use assets are summarized below:

	June 30, 2025	December 31, 2024
Macau and Zhuhai	$331,609	$414,450
Hong Kong	552,504	654,519
Operating lease right-of-use assets	884,113	1,068,969

The Company has no finance leases for six months ended June 30, 2025 and for the year ended December 31, 2024.

During the six months ended June 30, 2025 and 2024, the Company recorded $287,975 and $187,172 as operating lease expenses included in “selling, general and administrative expenses”.

Lease liabilities are summarized below:

	June 30, 2025	December 31, 2024
Macao and Zhuhai	$331,609	$414,450
Hong Kong	552,504	654,519
Total operating lease liabilities	884,113	1,068,969
Less: short term portion	(484,610)	(447,860)
Long term portion	$399,503	$621,109

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	1.75	2.18
Weighted average discount rate	5.875%	5.875%

Maturity analysis under operating leases as of June 30, 2025 are as follows:

2025 (remainder of the year)	$20,021
2026	263,940
2027	653,780
2028 and thereafter	-
Total lease payments	937,741
Less: Present value discount	(53,628)
Operating lease liabilities	$884,113

Maturity analysis under operating leases as of December 31, 2024 are as follows:

2025	$48,730
2026	354,064
2027	750,336
2028 and thereafter	-
Total lease payments	1,153,130
Less: Present value discount	(84,161)
Operating lease liabilities	$1,068,969

Lease expense for the three months ended June 30, 2025 and 2024 was comprised of the following:

	June 30, 2025	June 30, 2024
Operating lease expense	$140,131	$128,362
Short-term lease expense	56,665	21,290
	196,796	149,652

Lease expense for the six months ended June 30, 2025 and 2024 was comprised of the following:

	June 30, 2025	June 30, 2024
Operating lease expense	$287,975	$187,172
Short-term lease expense	113,329	73,864
	401,304	261,036

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

On May 13, 2025, Sinoforte Limited entered into another 2.5-year loan agreement and provide the fund for $102,101 (equivalent to HK$800,000) to 3G with interest rate 5% per annum.

The Company owns 50% of shares in 3G and 3G is a joint venture of the Company. The interest in joint venture has been suffering losses and, thus, fully impaired in prior periods. Fully impairment on the loan receivables from 3G was recognized for the six months ended June 30, 2025 and year ended December 31, 2024.

The loan amount was unsecured, with interest rate 5% p.a. and no fixed term of repayment. As of June 30, 2025 and December 31, 2024, the impairment loss was amounted to $234,763 and $248,079, respectively.

	June 30, 2025	December 31, 2024
Balance at beginning of period	$-	$-
Addition loan	234,763	248,079
Less: impairment loss	(234,763)	(248,079)
Balance at end of period	$-	$-

NOTE 10 - ACCOUNT RECEIVABLES

Account receivables are summarized below:

	June 30, 2025	December 31, 2024
Account receivables	$9,928,904	$5,324,715

For the six months ended June 30, 2025 and 2024, the Company had no allowance for expected credit losses.

NOTE 11 - OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits are summarized below:

	June 30, 2025	December 31, 2024
Rental deposit	$270,338	$248,973
Customer’s deposit	808,415	798,707
Others	92,197	32,179
	$1,170,950	$1,079,859

NOTE 12 - INVENTORIES

Our inventories consist of solely finished goods – merchandise inventory as summarized below:

	June 30, 2025	December 31, 2024
Finished goods – merchandise inventory	$58,439	$67,550
Food and beverages – merchandise inventory	142,679	94,204
	$201,118	$161,754

No impairment has been recognized for the six months ended June 30, 2025 and 2024.

NOTE 13 – BANK LOANS

Bank loans are summarized below:

	June 30, 2025	December 31, 2024
Bank loans	$1,731,159	$2,503,548
Less: short term portion	(1,731,159)	(2,503,548)
Long term portion	$-	$-

Bank loans as of June 30, 2025 consisted of the followings:

Bank	June 30, 2025	Interest rate per annum (%)	Maturity date		Bank loans in original currency
Ant Bank (Macau) Limited	$494,826	5.50	June 6, 2026	(2)	MOP	4,000,000
Agricultural Bank of China	139,175	3.50	December 5, 2025	(2)	RMB	1,000,000
Agricultural Bank of China	258,000	3.50	February 9, 2026	(2)	RMB	1,853,785
Bank of China	54,773	3.15	December 11, 2025	(1)	RMB	393,557
Bank of China	371,622	3.40	August 9, 2025	(1)	RMB	2,670,174
Bank of China	412,763	3.50	July 8, 2025	(1)	RMB	2,965,783
	$1,731,159

The bank loan from Industrial and Commercial Bank of China (Macau) amounted to $18,732 as of December 31, 2024, with original maturity date July 31, 2025 has been fully repaid early on March 10, 2025.

The bank loan from Bank of China amounted to $271,065, with maturity date June 21, 2025 has been borrowed in March 2025 and fully repaid on June 23, 2025.

The bank loan from Ant Bank (Macau) Limited amounted to $1,248,841 as of December 31, 2024 with original maturity date August 8, 2025 has been fully repaid early in 6 installments. $875,821 was repaid in 5 installments between February 2025 and March 2025 and the remaining $373,020 was repaid in the last installment on April 24, 2025.

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
	$2,503,548

The loans outstanding were guaranteed by:

(1) Guaranteed by Mr. Jiang Haitao, the sole director of the Company and Ms. Zhou Xiaojuan, the spouse of Mr. Jiang Haitao.

(2) Guaranteed by Mr. Jiang Haitao, the sole director of the Company.

NOTE 14 – REVENUE

Revenue is summarized by nature as below:

At a point in time:	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Food & Beverage and Delivery	$24,859,047	$20,628,636
IT Supporting Services	14,353	401,675
Graphite Trading	18,507,130	10,151,299
	$43,380,530	$31,181,610

NOTE 15 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. As of June 30, 2025 and December 31, 2024, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of June 30, 2025 and December 31, 2024, Liang Huang owned 31,261,920 shares or 11.87%, of the Company’s common stock, which 31,190,500 shares, or 11.84%, were held via Kelton Capital Group Ltd., Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and Elate Holdings Limited owned 26,000,000 shares, or 9.87%, of the Company’s common stock. Other than Liang Huang, Kelton Capital Group Ltd, Jiang Haitao and Elate Holdings Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 16 – INCOME PER SHARE

The following table sets forth the computation of basic and diluted profit per common stock for the six months ended June 30, 2025 and 2024, respectively:

	June 30, 2025	June 30, 2024

Numerator - basic and diluted
Net income attributable to the Company	$612,000	$1,147,998
Denominator
Weighted average number of common stock outstanding — basic and diluted	263,337,500	263,337,500
Net income per common stock — basic and diluted	$0.002	$0.004

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

For the six months ended June 30, 2025, the Company’s realized net taxable income which offset existing deferred tax assets relating to net operating losses, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore, there were no expected income taxes, either current or deferred, reflected in the income statement.

As of June 30, 2025, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $6,700,000, expiring within 20 years, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of June 30, 2025 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. and Graphite Energy, Inc. are incorporated in the State of Utah in the U.S., and are subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. For the six months ended June 30, 2025, future net operation losses of approximately $0.001 million are available to offset operating income for 20 years until 2045.

Hong Kong

Sinoforte Limited, Qwestro Limited, Citysearch Technology (HK) Company Limited and Celebrity Chef Catering Management Limited are incorporated in Hong Kong and Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the six months ended June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the significant components of the deferred tax assets are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	June 30, 2025	December 31, 2024

Net operating income (loss) carryforward	$(845,167)	$(1,096,409)
Total deferred tax assets	(845,167)	(1,096,409)
Valuation allowance	845,167	1,096,409
Net deferred tax assets	$-	$-

Movement of valuation allowance:
	30-Jun-25	31-Dec-24

At the beginning of the period/year	$1,096,409	$1,481,157
Additions/(deductions)	(251,242)	(384,748)

	$845,167	$1,096,409

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized for foreign income taxes.

Rate Reconciliation:	June 30, 2025 (unaudited)	June 30, 2024 (restated)

Book income (worldwide) at federal statutory rate (21%)	$45,507	$231,183
Hong Kong Profits Tax rate (16.5%)	(333,949)	(222,167)
Macau Corporate Income Tax rate (12%)	174,728	33,753
PRC Tax rate (25%)	60,953	(123,566)
Change in valuation allowance	52,761	80,797
Net expense	$-	$-

The effective tax rate for the six months ended June 30, 2025 and 2024 were 0% and 0%. The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended June 30, 2025 and 2024, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties as of June 30, 2025 and December 31, 2024.  Tax years from 2015 through 2025 are open to examination by the taxing authorities.

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

Summarized financial information for joint venture is as follows:

Balance Sheets:	June 30, 2025	December 31, 2024
Property, plant and equipment, net	$19	$398
Other receivables and prepaid	214	72
Inventory	142,008	143,360
Cash and cash equivalents	112,726	15,225
Total assets	254,967	159,055

Accrual expense	(1,000)	(25,405)
Other payable	(4,687,243)	(4,526,050)
Customer deposits and other	(709,768)	(600,179)
Total liabilities	(5,398,011)	(5,151,634)

Net liabilities	$(5,143,044)	$(4,992,579)

Statement of Operations:	For the six months ended June 30,
	2025	2024
Revenue	$-	$-
Cost of sale	-	-
Gross profit	-	-
Operating expense	(82,056)	(92,053)
Depreciation	(377)	(545)
Net loss from operations	(82,433)	(92,598)

Other expense:
Interest expense, net	(115,859)	(108,769)
Net loss	$(198,292)	$(201,367)

NOTE 19 - RELATED PARTY BALANCES AND TRANSACTIONS

Due from/(to) related companies

The balance due from/(to) related companies was as following:

	June 30, 2025	December 31, 2024
	$	$
Citysearch Technology (Macau) Limited (1)	1,398	1,411
Gloryful Company Limited (2)	2,103	2,123
Littlemi Technology Company Limited (3)	116,709	117,820
Watermelon Cultural Communication Company Limited (4)	218,088	220,164
Kangaroo Technology Company Limited (5)	(277,701)	(220,445)
Zhuhai Xiangguo Technology Company Limited (6)	115,515	73,472
	176,112	194,545

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

Loan receivables, net

The Company has loan receivables from a joint venture, 3G amounted to US$nil and amount due from 3G mounted to US$nil as of June 30, 2025 and December 31, 2024 as disclosed in Notes 9 and 18, respectively. The balances have been fully impaired in prior periods.

The transactions within the group were as following:

During six months ended June 30, 2025, MED had the cost of delivery for $7,666,782 and $639,360 (2024: $6,532,948 and $585,654) from its subsidiaries, Fresh Life and Green Supply Chain Management Company Limited respectively. MED had incurred the software and IT supporting service expense for $2,474,027 (2024: $2,530,018) from its subsidiary Zhuhai Chengmi Technology Company Limited. Fresh Life incurred the cost of sales for IT supporting service from Zhuhai Chengmi Technology Company Limited for $106,712 (2024: $152,117). Green Supply Chain Management Company Limited had incurred delivery cost for $Nil (2024: $14,735) from Fresh Life. Citysearch had incurred software and IT supporting service expense from Zhuhai Chengmi Technology Company Limited with $266,058 (2024: $475,485) and purchased the cost of group dining meal from Celebrity Catering for $624,727 (2024: $Nil).

All of the above transactions were eliminated from the consolidated statement of operations and comprehensive loss.

NOTE 20 – SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer, who reviews the Company’s operating results on an aggregate basis and manages the Company’s operations. The CODM assesses performance for the segment and evaluates the Company’s budget with the actual results in order to decide how to allocate resources in developing business plan. There were three segments for the six months ended June 30, 2025 and 2024, consisting of the provision of food & beverage and delivery, located in Hong Kong and Macau, IT supporting services, solely located in China, and graphite trading, solely located in the USA.

Factors used in determining the reportable segment include the nature of the operating activities, locations, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The Company’s long-lived assets are based on the physical location of these assets. The CODM defines long-lived assets as property, plant and equipment and operating lease right-of-use assets since these are hard assets which cannot be readily moved and are relatively illiquid.

As of June 30, 2025, less than 1%, approximately 79% and 21% (December 31, 2024: less than 1%, approximately 75% and 25%) respectively, of the Company’s long-lived assets were located in the United States, Hong Kong and Macau, and PRC, respectively.

Six months ended June 30, 2025	Food & Beverage and Delivery	IT Supporting Services	Graphite trading	Corporate unallocated (note)	Consolidated
Revenue – third parties	$24,859,047	$14,353	$18,507,130	$-	$43,380,530
- USA	-	-	18,507,130	-	18,507,130
- Hong Kong & Macau	24,859,047	-	-	-	24,859,047
- PRC	-	14,353	-	-	14,353
	24,859,047	14,353	18,507,130	-	43,380,530
Cost of revenue	(13,905,047)	(112,557)	(16,153,575)	-	(30,171,179)
Gross profit / (loss)	10,954,000	(98,204)	2,353,555	-	13,209,351

Operating expense
Employee compensation	(3,561,048)	(626,919)	(43,362)	-	(4,231,329)
Depreciation and amortization	(28,171)	(92,576)	-	(368)	(121,115)
Impairment loss on loan receivables	-	-	-	(234,763)	(234,763)
Other selling, general and administrative expenses	(4,596,822)	(1,796,605)	(1,813,556)	(187,091)	(8,394,074)
Total operating expenses	(8,186,041)	(2,516,100)	(1,856,918)	(422,222)	(12,981,281)

Net income / (loss) from operation	2,767,959	(2,614,304)	496,637	(422,222)	228,070

Interest income	4	5	-	31,243	31,252
Interest expense	(17,193)	(25,173)	-	(256)	(42,622)

Interest (expense) / income, net	(17,189)	(25,168)	-	30,987	(11,370)

Net income / (loss) before provision for income taxes	$2,750,770	$(2,639,472)	$496,637	$(391,235)	$216,700

Six months ended June 30, 2024	Food & Beverage and Delivery	IT Supporting Services	Graphite trading	Corporate unallocated (note)	Consolidated
Revenue – third parties	$20,628,636	$401,675	$10,151,299	$-	$31,181,610
- USA	-	-	10,151,299	-	10,151,299
- Hong Kong & Macau	20,628,636	-	-	-	20,628,636
- PRC	-	401,675	-	-	401,675
	20,628,636	401,675	10,151,299	-	31,181,610
Cost of revenue	(12,302,932)	(382,283)	(8,455,520)	-	(21,140,735)
Gross profit	8,325,704	19,392	1,695,779	-	10,040,875

Operating expense
Employee compensation	(2,460,587)	(613,635)	-	-	(3,074,222)
Depreciation and amortization	(11,827)	(75,605)	-	(368)	(87,800)
Impairment loss on loan receivables	-	-	-	(248,079)	(248,079)
Loss on disposal of subsidiary	(397,096)	-	-	-	(397,096)
Other selling, general and administrative expenses	(2,826,627)	(2,098,393)	(443,236)	(32,206)	(5,400,462)
Total operating expenses	(5,696,137)	(2,787,633)	(443,236)	(280,653)	(9,207,659)

Net income / (loss) from operation	2,629,567	(2,768,241)	1,252,543	(280,653)	833,216

Interest income	10,096	31	-	-	10,127
Interest expense	(39,632)	(17,150)	-	-	(56,782)

Interest (expense) / income, net	(29,536)	(17,119)	-	-	(46,655)

Net income / (loss) before provision for income taxes	$2,600,031	$(2,785,360)	$1,252,543	$(280,653)	$786,561

Note: The Company does not allocate its expenses incurred to its reportable segments because these activities are managed at a corporate level.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Capital commitment

As of June 30, 2025 and December 31, 2024, no capital commitment was expected.

Legal Proceeding

As of June 30, 2025 and December 31, 2024, the Company is not aware of any material outstanding claim and litigation against it.

Lease commitment

The Company has operating leases for its corporate and sales offices and warehousing facilities. The Company’s leases have remaining terms of less than 1 year to less than 3 years.

The Company’s future minimum lease payments required under leases as of June 30, 2025 provides the following lease commitment:

For the year ending December 31,

2025 (remainder of year)	$19,778
2026	251,344
2027	612,991
2028 and thereafter	-
Total lease payments	$884,113

The Company’s future minimum lease payments required under leases as of December 31, 2024 provides the following lease commitment:

For the year ending December 31,

2025	$50,051
2026	371,445
2027	789,036
2028 and thereafter	-
Total lease payments	$1,210,532

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

Results of Operations

For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table shows operating results for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$43,380,530	$31,181,610	12,198,920	39%
Cost of revenue	(30,171,179)	(21,140,735)	9,030,444	43%
Gross Profit	13,209,351	10,040,875	3,168,476	32%

Operating expense	(12,981,281)	(9,207,659)	3,773,622	41%
Operating profit	228,070	833,216	(605,146)	(73%)

Other income / (expense)	(11,370)	(46,655)	(35,285)	(76%)
Net profit	$216,700	$786,561	(569,861)	(72%)

Sales

For the six months ended June 30, 2025, the Company generated sales of $43,380,530 compared to $31,181,610 for the same period of 2024. The increment in sales were mainly contributed from the subsidiary, Graphite Energy Inc.

Costs of Goods Sold

For the six months ended June 30, 2025, the Company generated cost of good sold for $30,171,179 compared to $21,140,735 for the same period of 2024. Currently the Company is attributable to delivery rider costs and purchase of graphite inventory.

Operating expenses

For the six months ended June 30, 2025 and 2024, the Company’s selling, general and administrative expenses were $12,981,281 compared to $9,207,659 for the same period of the previous year. The increase is primarily the result of additional expense from subsidiary, Graphite Energy, Inc.

Other Income / (Expense)

For the six months ended June 30, 2025, the Company had $11,370 of interest expense relating to bank loan interest payable, as compared to $46,655 of interest expense for the same period last year.

Net Profit

For the six months ended June 30, 2025, the Company had a net profit of $216,700, or $0.001 per share, as compared to a net profit of $786,561, or $0.004 per share, for the same period of 2024.

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash and cash equivalents of $6,510,725 and a working capital deficit of $7,003,930. For the six months ended June 30, 2025, the Company provided net cash of $2,625,274 from its operating activities primarily from our net profit of $216,700, adjusted net with depreciation and amortization of $121,115, a loss of disposal of equipment of $2,787, an impairment loss on loan receivables of $234,763, an increase in account receivables of $4,604,189, an increase in inventories of $39,364, a decrease in prepaid expenses of $3,523,591, a decrease in deposits of $23,526, an increase in other receivables of $91,091, a decrease in accrued expense of $163,683, an increase in deposit received of $805,428, an increase in other payables of $5,199,578, a decrease in account payable of $2,603,887. By comparison, net cash provided by operating activities was $505,705 for the same period of 2024.

During the six months ended June 30, 2025, the Company used net cash of $253,195 from its investing activities which comprised with purchase of equipment of $36,865, repayment from related companies of $18,433 and loan to joint venture of $234,763. By comparison, net cash used in investing activities was $6,934 for the same period of 2024.

During the six months ended June 30, 2025, the Company’s financing activities used net cash of $777,042, which was comprised of repayment of bank loans of $3,447,334 and bank borrowings of $2,670,292. By comparison, net cash used in financing activities was $669,944 for the same period of 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-

15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

•We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute the Company’s share value.

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

We may, in the future, issue additional common stock, which would reduce investors’ percent of ownership and may dilute the Company’s share value.

The Articles of Incorporation of the Company authorizes the issuance of 500,000,000 shares of common stock. As of June 30, 2025, we have 263,337,500 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of the Company’s common stock held by the Company’s then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors and might have an adverse effect on any trading market for the Company’s common stock.

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

August 29, 2025