Form 10-Q
period 2025-09-30
SCIENTIFIC ENERGY, INC
filed 2025-12-15
CIK 1276531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 263,337,500 shares of common stock, par value $0.01, as of December 15, 2025.

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

Our principal executive offices are located in Macau. There is no Chinese Communist Party official who sits on the board of the Company and that the Company’s certificate of incorporation and bylaws do not contain any charter of the Chinese Communist Party.

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
100%
AOMI CORPORATION
(Incorporated in Cayman Islands)
98.75%
Macao E-Media Development Company Limited
(Incorporated in Macao)
Transfer completed on 10 May 2021
100%
Graphite Energy,Inc.
Incorporate in the State of Florida, United States
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
Citysearch Technology (HK) Company Limited
(Incorporated in HongKong)
100%
Celebrity Chef Catering Management Limited
(Incorporated in HongKong)
55%
AgriJoy Catering Management Compa ny Limited
(Incorporated in HongKong)
50%
Profit One Investment Limited
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

Furthermore, we do not believe our Macau operating subsidiary qualifies as an “Operator” required to file for a cybersecurity review before listing in the United States, based on the following reasons: (i) our Macau operating subsidiary was incorporated and operates solely in Macau, without any subsidiaries or a VIE structure in Mainland China. The Measures for Cybersecurity Review, the PRC Personal Information Protection Law, and the Draft Overseas Listing Regulations do not explicitly state whether they apply to Macau-based companies; (ii) as of the date of this filing, our Macau operating subsidiary has collected and stored personal information from fewer than one million users; (iii) all data collected by our Macau operating subsidiary is stored on servers located in Macau; and (iv) as of the date of this filing, our Macau operating subsidiary has not been notified by any PRC governmental authority that it is required to undergo a cybersecurity review or a China Securities Regulatory Commission (CSRC) review. Based on these factors, we do not believe we are subject to permission requirements from the CSRC or the Cyberspace Administration of China (CAC).

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

Regulations on Data Security

On June 10, 2021, the Standing Committee of the National People’s Congress enacted the Data Security Law (“DSL”), which took effect on September 1, 2021. This law establishes a classified and tiered framework for data protection, categorizing data based on its significance to economic and social development and the potential risks it poses to national security, public interests, or the legal rights of individuals and organizations in cases of manipulation, destruction, leakage, illegal acquisition, or misuse. Additionally, the law clarifies that the Cyber Security Law governs the security management of cross-border transfers of important data collected and generated by operators of  “critical information infrastructure” during their operations in China.

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

Item 1.    Consolidated Financial Statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	(Audited) December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$ 5,795,661	$ 4,914,559
Loan receivables, net	-	-
Accounts receivables	10,038,744	5,324,715
Other receivables and deposits	1,218,016	1,079,859
Amount due from related companies	125,044	194,545
Amount due from joint venture	-	-
Inventories	253,150	161,754
Prepaid expense	4,259,973	4,757,197
Total current assets	21,690,588	16,432,629

Non-current assets:
Investments in joint venture	-	-
Property, plant and equipment, net	315,506	251,514
Intangible assets	1,153,345	1,246,843
Crypto assets	113,246	-
Goodwill	36,373,148	36,373,148
Operating lease right-of-use assets	748,594	1,068,969
Deposits	162,046	177,943
Total non-current assets	38,865,885	39,118,417

Total assets	$ 60,556,473	$ 55,551,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 7,445,247	$ 11,201,215
Accrued expenses	2,411,532	2,465,347
Deposit received	3,125,117	1,643,130
Other payables	13,387,526	5,462,448
Bank loans	1,696,384	2,503,548
Operating lease liabilities - current	440,625	447,860
Total current liabilities	28,506,431	23,723,548

Non-current liabilities:
Operating lease liabilities - non-current	307,969	621,109
Total non-current liabilities	307,969	621,109

Total liabilities	$ 28,814,400	$ 24,344,657

Commitments and contingencies (Note 22)

Stockholders’ equity:
Preferred stock: par value $0.01 per share; 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock: par value $0.01 per share, 500,000,000 shares authorized, 263,337,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,633,375	2,633,375
Additional paid in capital	78,460,638	78,460,638
Accumulated deficit	(46,664,340)	(47,736,443)
Accumulated other comprehensive income	18,736	45,044
Total stockholders’ equity	34,448,409	33,402,614
Non-controlling interests	(2,706,336)	(2,196,225)

Total liabilities and stockholders’ equity	$ 60,556,473	$ 55,551,046

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

		(Restated)		(Restated)
	Three Months ended September 30, 2025	Three Months ended September 30, 2024	Nine Months ended September 30, 2025	Nine Months ended September 30, 2024
REVENUE	$ 22,006,735	$ 19,378,637	$ 65,387,265	$ 50,560,247
COST OF REVENUE	(14,380,186)	(12,871,058)	(44,551,365)	(34,011,793)
GROSS PROFIT	7,626,549	6,507,579	20,835,900	16,548,454

OPERATING EXPENSES:
Selling, general and administrative expenses	(7,323,556)	(4,790,403)	(20,183,722)	(13,910,262)
Depreciation and amortization	(64,282)	(54,662)	(185,397)	(142,462)
Total operating expenses	(7,387,838)	(4,845,065)	(20,369,119)	(14,052,724)

NET PROFIT FROM OPERATIONS	238,711	1,662,514	466,781	2,495,730

Other income / (expense):
Gain on disposal of joint venture	111,246	-	111,246	-
Unrealized gain on crypto asset	1,507	-	1,507	-
Interest expense, net	(991)	(15,060)	(12,361)	(61,715)
Total other income / (expense)	111,762	(15,060)	100,392	(61,715)

Net income before income taxes	350,473	1,647,454	567,173	2,434,015

Income taxes	(5,180)	(766)	(5,180)	(766)

NET INCOME	$ 345,293	$ 1,646,688	$ 561,993	$ 2,433,249

Add: Net loss attributable to non-controlling interests	114,810	200,585	510,110	562,022

Net income attributable to Scientific Energy, Inc.	$ 460,103	$ 1,847,273	$ 1,072,103	$ 2,995,271

OTHER COMPREHENIVE INCOME:

Loss on disposal of subsidiary	-	-	-	(28,645)
Foreign translation loss	(36,511)	(14,223)	(26,309)	(6,423)
Total other comprehensive income	$ (36,511)	$ (14,223)	$ (26,309)	$ (35,068)

Comprehensive income	$ 308,782	$ 1,632,465	$ 535,684	$ 2,398,181

Add: Comprehensive loss attributable to non-controlling interest	112,824	295,656	510,111	648,413

Comprehensive income attributable to Scientific Energy, Inc.	$ 421,606	$ 1,928,121	$ 1,045,795	$ 3,046,594

Net income per common stock, basic and diluted	$ 0.001	$ 0.007	$ 0.004	$ 0.011

Weighted average number of common stock outstanding, basic and diluted	263,337,500	263,337,500	263,337,500	263,337,500

See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

			Additional		Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Income	Interests	Total

Balance, January 1, 2025	263,337,500	$ 2,633,375	$ 78,460,638	$ (47,736,443)	$ 45,044	$ (2,196,225)	$ 31,206,389

Foreign currency transaction loss	-	-	-	-	(1,872)	(209)	(2,081)

Net income/(loss)	-	-	-	339,523	-	(195,988)	143,535

Balance, March 31, 2025 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (47,396,920)	$ 43,172	$ (2,392,422)	$ 31,347,843

Foreign currency transaction gain/(loss)	-	-	-	-	14,061	(1,778)	12,283

Net income/(loss)	-	-	-	272,477	-	(199,312)	73,165

Balance, June 30, 2025 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (47,124,443)	$ 57,233	$ (2,593,512)	$ 31,433,291

Foreign currency transaction gain/(loss)	-	-	-	-	(38,497)	1,986	(36,511)

Net income/(loss)	-	-	-	460,103	-	(114,810)	345,293

Balance, September 30, 2025 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (46,664,340)	$ 18,736	$ (2,706,336)	$ 31,742,073

SCIENTIFIC ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (CONTINUED)
					(Restated)	(Restated)
			Additional	(Restated)	Other	Non-
	Common stock		Paid in	Accumulated	Comprehensive	Controlling	(Restated)
	Shares	Amount	Capital	Deficit	Income	Interests	Total

Balance, January 1, 2024	263,337,500	$ 2,633,375	$ 78,460,638	$ (47,806,290)	$ 40,217	$ (1,022,583)	$ 32,305,357

Foreign currency transaction gain	-	-	-	-	5,490	8,680	14,170

Disposal of subsidiary	-	-	-	-	-	(28,645)	(28,645)

Net income/(loss)	-	-	-	24,574	-	(37,136)	(12,562)

Balance, March 31, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (47,781,716)	$ 45,707	$ (1,079,684)	$ 32,278,320

Foreign currency transaction loss	-	-	-	-	(6,370)	-	(6,370)

Net income/(loss)	-	-	-	1,094,779	-	(295,656)	799,123

Balance, June 30, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (46,686,937)	$ 39,337	$ (1,375,340)	$ 33,071,073

Foreign currency transaction loss	-	-	-	-	80,848	(95,071)	(14,223)

Net income/(loss)	-	-	-	1,847,273	-	(200,585)	1,646,688

Balance, September 30, 2024 (unaudited)	263,337,500	$ 2,633,375	$ 78,460,638	$ (44,839,664)	$ 120,185	$ (1,670,996)	$ 34,703,538
See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2025	(Restated) Nine months ended September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 561,993	$ 2,433,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,025	35,993
Amortization	120,372	106,469
Loss on disposal of property and equipment	2,809	83,758
Loss of disposal of a subsidiary	-	425,588
Impairment loss on loan receivables	247,055	248,079
Unrealized gain on crypto asset	(1,507)	-
Change in operating assets and liabilities:
Account receivables	(4,714,029)	(4,446,906)
Other receivables	(138,157)	(617,056)
Inventories	(91,396)	(44,586)
Deposits	15,897	(28,439)
Prepaid expenses	497,224	(1,774,123)
Accounts payable	(3,755,968)	7,452,183
Accrued expenses	(53,815)	(189,594)
Deposits received	1,481,987	(214,584)
Other payables	7,925,078	443,265
Net cash provided by operating activities	2,162,568	3,913,296

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(132,882)	(112,044)
Proceeds from a joint venture disposal	(111,739)	-
Repayment from related companies	69,501	94,732
Net cash outflow from disposal of subsidiary	-	(118,105)
Loan to joint venture	(247,055)	(248,079)
Net cash used in investing activities	(422,175)	(383,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	(6,794,708)	(2,229,513)
Drawdown of bank loans	5,962,283	2,321,359
Net cash (used in) / provided by financing activities	(832,425)	91,846

Effect of currency rate changes on cash and cash equivalents	(26,866)	9,779

Net increase in cash and cash equivalents	881,102	3,631,425
Cash and cash equivalents, beginning of period	4,914,559	3,164,464

Cash and cash equivalents, end of period	$ 5,795,661	$ 6,795,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 12,361	$ 61,715
Income taxes paid	$ 5,181	$ 766

Supplemental schedule of non-cash investing and financing activities:
Record right-of-use assets upon adoption of ASC 842	$ -	$ 443,357
Record lease liabilities upon adoption of ASC 842	$ -	$ 443,357
See the accompanying notes to the unaudited condensed consolidated financial statements

SCIENTIFIC ENERGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MOTNHS ENDED SEPTEMBER 30, 2025 AND 2024

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

In March 2024, MED set up Zhuhai Aomi E-commerce Company Limited (“Zhuhai Aomi”), a 100% owned subsidiary of MED, in order to carry out in-store business in mainland (“Mainland China”) of the People’s Republic of China (“PRC”), predominantly and initially in Zhuhai city.

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

In September 2025, the Company established AOMI Corporation in Cayman Islands, holding 100% equity interest, the main business of which is to hold equity shares and not carry out any businesses.

In September 2025, MED established a 50% owned subsidiary, Profit One Investment Limited in Hong Kong, and its does not carry out any businesses.

In September 2025, the Company’s subsidiary, Sinoforte Limited (“Sinoforte”) disposed all shares of its joint venture, Gold Gold Gold Limited (“3G”) to third party with consideration of $111,246 which settled through the equivalent 31,069 units crypto token on disposal date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. A description of the Company’s significant accounting policies is included in the Company’s audited consolidated financial statements as of December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on May 28, 2025.

The accompanying unaudited consolidated financial statements present the financial position and the results of operations of the Company and its 100% owned subsidiaries, Sinoforte Limited. Qwestro Limited, in turn, is the 100% owned subsidiary and consolidates with Sinoforte Limited. The Company has 100% owned subsidiary, Graphite Energy, Inc., established in USA. In September 2025, the Company established wholly owned subsidiary, AOMI Corporation in Cayman Islands.

The Company has 98.75% owned subsidiary, MED. Zhuhai Chengmi Technology Company Limited is the 90% owned subsidiary with MED. Zhuhai Migua Technology Company Limited is 100% owned subsidiary by Zhuhai Chengmi Technology Company Limited and has a 90% owned subsidiary, Fresh Life Technology Company Limited. Green Supply Chain Management Company Limited is the 99% owned subsidiaries with MED. The Company acquired 70% shares of Citysearch and this subsidiary acquired all the shares of Celebrity Chef Catering Management Limited in Hong Kong. MED sold out all the shares of Squirrel Logistic Company Limited to third party and Guangzhou Chengmi Technology Company Limited ceased operation during 2024. At the same year, MED set up Zhuhai Aomi E-commerce Company Limited and Zhuhai Wanmi Technology Company Limited in China, which are the 100% owned subsidiaries of MED. In March 2025, Citysearch established AgriJoy Catering Management Company Limited in Hong Kong with 55% equity interest, the main business of which is provision of dining management services for our catering business in Hong Kong. All of the above companies consolidate with MED. In September 2025, MED established 50% owned subsidiary, Profit One Investment Limited.

Summaries of subsidiaries:

Name of subsidiary	Jurisdiction of organization
Sinoforte Limited	Hong Kong
Qwestro Limited (100% subsidiary of Sinoforte Limited)	Hong Kong
Macao E-Media Development Company Limited	Macau
Green Supply Chain Management Company Limited (99% subsidiary of Macao E-Media Development Company Limited)	Macau
Zhuhai Chengmi Technology Company Limited (90% subsidiary of Macao E-Media Development Company Limited)	China
Zhuhai Migua Technology Company Limited (100% subsidiary of Zhuhai Chengmi Technology Company Limited)	China
Fresh Life Technology Company Limited (90% subsidiary of Zhuhai Migua Technology Company Limited)	Macau
Citysearch Technology (HK) Company Limited (70% subsidiary of Macao E-Media Development Company Limited)	Hong Kong
Celebrity Chef Catering Management Limited (100% subsidiary of Citysearch Technology (HK) Company Limited)	Hong Kong
Graphite Energy, Inc.	USA
Zhuhai Aomi E-commerce Company Limited (100% subsidiary of Macao E-Media Development Company Limited)	China
Zhuhai Wanmi Technology Company Limited (100% subsidiary of Macao E-Media Development Company Limited)	China
AgriJoy Catering Management Company Limited (55% subsidiary of Citysearch Technology (HK) Company Limited)	Hong Kong
AOMI Corporation	Cayman Islands
Profit One Investment Limited (50% subsidiary of Macao E-Media Development Company Limited)	Hong Kong

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2025.

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

Food & Beverage and Delivery

We provide food and beverage sales and delivery services. Services are completed to customers when the food and beverages are transferred to the customers. Transaction price includes mainly delivery fees from delivery services. Payments were received upon receipt of delivery orders. For food and beverage sales and delivery services, we recognize revenue when control of an order of food and beverages is transferred to the customers. Payment terms are short-term in nature. The Company defers any revenue for which the product has not been delivered or services not yet rendered or are subjected to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required. Revenue is recognized at a point in time upon the customers received the delivered products.

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

Segment information

ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. All revenues of the Company are disclosed in Note 21. The Company applies the management approach to the identification of our reportable operating segments as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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

As of September 30, 2025, and December 31, 2024, the Company maintained $5,218,527 and $4,428,781 in Mainland China, Macau and Hong Kong bank accounts at high credit quality financial institutions.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and cash on banks.

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

Foreign Currency Translation

The Company translates the foreign currency consolidated financial statements into US Dollars (“USD” or “US$”) using the year or reporting period-end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”).  Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date.  Revenues and expenses are translated at average rates in effect for the periods presented.

The functional currency of the Company and its subsidiaries is primarily the currency of their country of domicile, which the functional currency of the Company is USD and the subsidiaries are USD, Macau Pataca (“MOP”), Hong Kong Dollar

(“HK$”) and Chinese Renminbi (“RMB”). The consolidated financial statements were presented in USD except as other specified.

The cumulative translation adjustment is included in the accumulated other comprehensive loss within stockholders’ equity.  Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

The exchange rates used to translate amounts in HK$, MOP and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30,	December 31,
	2025	2024
Exchange rate on balance sheet dates
USD : HK$ exchange rate	7.7860	7.7742
USD : MOP exchange rate	8.0196	8.0074
USD : RMB exchange rate	7.1250	7.2817

	For the nine months ended September 30,
	2025	2024
Average exchange rate for the period
USD : HK$ exchange rate	7.8205	7.7993
USD : MOP exchange rate	8.0551	8.0333
USD : RMB exchange rate	7.1562	7.1614

Property, plant and equipment

The estimated useful lives of property, plant and equipment are as follows:

Office equipment	3-5 years
Furniture and fixtures	3-5 years
Vehicles	4 years

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

Digital Assets

The Company’s digital assets solely represented Multiple-Up Point (“MUP”) tokens. The Company refers to digital assets which fall within the scope of ASC 350-60 as “crypto assets”.

As of September 30, 2025, the Company held $0.1 million of crypto assets comprised of 31,069 MUP that are in the scope of ASC 350-60 at fair value. The Company reflects crypto assets held at fair value on the consolidated balance sheets as “crypto assets”. The activity from remeasurement of crypto assets at fair value is reflected in the consolidated statements of operations within unrealized gain on crypto assets. Contributions of crypto assets received as the consideration received in disposal of a joint venture are presented as noncash investing activities in the consolidated statements of cash flows.

Account receivables

Account receivables are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for credit loss is established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if provision of credit loss is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit loss after management has determined that the likelihood of collection is not probable.

The Company considered allowance for credit loss for these receivables were not insignificant as of September 30, 2025 and December 31, 2024.

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

Net Income Per Common Stock

Net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year or period.  Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.

The effect of stock options on diluted net income per common share is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding as of September 30, 2025 and December 31, 2024.

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

In September 2025, the Company disposed all shares of 3G to independent third party with consideration of $111,246 which settled through the equivalent 31,069 units crypto token on disposal date.

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

Recent Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss that are regularly provided to the Chief Operating Decision Maker (“CODM”) and assets that are currently required annually. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows.

On December 14, 2023, the Financial Accounting Standards Board (FASB or Board) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to an entity’s effective tax rate reconciliation and income taxes paid information. However, ASU 2023-09 does not amend the recognition or measurement requirements of Accounting Standards Codification (ASC or Codification) Topic 740 (ASC 740).

Under the ASU, public business entities (PBEs) are required to disclose an annual tabular effective tax rate reconciliation using both reporting currency amounts and percentages, disaggregated into the eight categories specified by the ASU. PBEs are also required to provide further disaggregation within the effective tax rate reconciliation of certain reconciling items, based on a quantitative threshold equal to 5% or more of the amount determined by multiplying income (or loss) from continuing operations before income taxes by the applicable federal statutory tax rate. Entities other than PBEs are not required to provide the numerical tabular effective tax rate reconciliation but instead are required to qualitatively disclose the nature and effect of the specific categories of reconciling items (required for PBEs) and individual jurisdictions that result in a significant difference between the statutory tax rate and the effective tax rate.

The ASU also requires all entities to annually disclose the amount of income taxes paid, net of refunds received, disaggregated by federal (national), state and foreign jurisdiction. All entities are also required to disclose the amount of income taxes paid, net of refunds received, to each individual jurisdiction that comprises 5% or more of total income taxes paid (net of refunds received).

ASU 2023-09 also added an annual disclosure requirement for all entities to further disaggregate income from continuing operations and the related income tax expense from continuing operations by jurisdiction. Specifically, for each annual reporting period, entities are required to disaggregate income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between its domestic and foreign components together with income tax expense (or benefit) from continuing operations disaggregated between its federal (national), state and foreign components.

For PBEs, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024 (i.e., 2025 for PBEs with calendar year ends). For entities other than PBEs, the amendments are effective one year later.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU no. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40). The amendments in this update enhance disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain notes in the consolidated financial statements. ASU no. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption permitted. The amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the consolidated financial statements. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2024-03.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

 NOTE 3 – GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $46,664,340 and net current liabilities of $6,815,843 as of September 30, 2025 and the Company will be required reduction in operational costs and continuous improvement in and operation efficiency. The Company will need to raise capital to maintain its operations and short term needs.

The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These unaudited condensed consolidated financial statements do not include any adjustments that might result from this uncertainty which may include adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30, 2025 and December 31, 2024 is summarized as follows:

Schedule of Property and Equipment

	September 30, 2025	December 31, 2024

Office furniture and fixtures	$164,858	$52,283
Office equipment	349,937	328,984
Vehicle	-	6,432
Less: accumulated depreciation	(199,289)	(136,185)

Property, plant and equipment, net	$315,506	$251,514

Depreciation expense included in “Depreciation and amortization” for the three months and nine months ended September 30, 2025 were $23,296 and $65,025, respectively; and for the three months and nine months ended September 30, 2024 were $13,752 and $35,993, respectively.

For the nine months ended September 30, 2025 and 2024, the Company has additional purchase of property, plant and equipment of $132,882 and $112,044 respectively. The Company has a loss of written-off property, plant and equipment of $2,809 and $83,758 respectively for the same period ended of 2025 and 2024.

No impairment loss on property, plant and equipment has been recognized for the three and nine months ended September 30, 2025 and 2024.

NOTE 5 – INTANGIBLE ASSETS

Software

Software as of September 30, 2025 and December 31, 2024 is summarized as follows:

	September 30,	December 31,
	2025	2024
Software	$2,342,991	$2,293,461
Less: accumulated amortization	(1,189,646)	(1,046,618)

Intangible assets, net	$1,153,345	$1,246,843

Amortization expense included in “Depreciation and amortization” for the three months and nine months ended September 30, 2025 were $40,986 and $120,372, respectively; and for the three months and nine months September 30, 2024 was $40,910 and $106,469, respectively.

No impairment loss on intangible assets have been recognized for the three and nine months ended September 30, 2025 and 2024.

NOTE 6 – CRYPTO ASSETS

Crypto assets as of September 30, 2025 and December 31, 2024 is summarized as follows:

	September 30,	December 31,
	2025	2024
MUP	$111,739	$-
Change in fair value	1,507	-

Total	$113,246	$-

As of September 30, 2025, the Company held $0.1 million (2024: nil) of crypto assets comprised of 31,069 MUP (2024: nil).

NOTE 7 – ACQUISITION / DISPOSAL OF SUBSIDIARIES

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

(b) Disposal of Squirrel Logistic

On January 12, 2024, the Company disposed through its subsidiary MED, the entire 100% shares of Squirrel Logistic to a third party at nil cash consideration.  As a result of disposal, there was a disposal loss amounted to $307,483 for the three months ended March 31, 2024.

NOTE 8 – GOODWILL

	September 30, 2025	December 31, 2024
Balance at beginning of period	$36,373,148	$37,349,950
Acquisition of subsidiaries	-	26,149
Less: accumulated impairment losses	-	(1,002,951)
Balance at end of period	$36,373,148	$36,373,148

Goodwill has been allocated for impairment testing purposes to the acquisition of the shares of Macao E-Media Development Company Limited including its subsidiaries, Citysearch, Fresh Life and Celebrity Catering by the Company.

The Company performed goodwill impairment test at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change indicating the asset might be impaired. As of December 31, 2024, the Company performed testing on reporting unit.

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

At each interim reporting date, the management of the Company performs qualitative assessment to determine whether the quantitative impairment test is necessary. For the nine months ended September 30, 2025 and 2024, the Company assessed and did not identify any triggering events. Therefore, no interim quantitative test was performed.

NOTE 9 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

Operating leases

In 2023, MED’s subsidiary, Citysearch, entered into a two-year lease for a cafe shop space of approximately 708 square feet in Hong Kong, expiring August 2025 with monthly payment of approximately $5,005 per month. In 2024, Citysearch entered into a two-year lease for another cafe shop space of approximately 99 square feet in Hong Kong, expiring June 2026 with monthly payment of approximately $2,571 per month. Citysearch establish a new office in Hong Kong with a two-year lease and expiring July 2026 with monthly payment of approximately $5,539 per month. In 2025, Citysearch entered into a three-year lease for a restaurant in Hong Kong, expiring September 2027 with monthly payment of approximately $16,067 per month.

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

Operating lease right-of-use assets are summarized below:

	September 30, 2025	December 31, 2024
Macau and Zhuhai	$289,187	$414,450
Hong Kong	459,407	654,519
Operating lease right-of-use assets	748,594	1,068,969

The Company has no finance leases for nine months ended September 30, 2025 and for the year ended December 31, 2024.

During the three months and nine months ended September 30, 2025, the Company recorded $155,556 and $443,531, respectively, as operating lease expenses included in “selling, general and administrative expenses”. And during the three months and nine months ended September 30, 2024, the Company recorded $71,421 and $258,593, respectively, as operating lease expenses.

Lease liabilities are summarized below:

	September 30, 2025	December 31, 2024
Macau and Zhuhai	$289,187	$414,450
Hong Kong	459,407	654,519
Total operating lease liabilities	748,594	1,068,969
Less: short term portion	(440,625)	(447,860)
Long term portion	$307,969	$621,109

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	1.55	2.18
Weighted average discount rate	5.875%	5.875%

Maturity analysis under operating leases as of September 30, 2025 are as follows:

2025 (remainder of the year)	$5,005
2026	208,005
2027	576,888
2028 and thereafter	-
Total lease payments	789,898
Less: Present value discount	(41,304)
Operating lease liabilities	$748,594

Maturity analysis under operating leases as of December 31, 2024 are as follows:

2025	$48,730
2026	354,064
2027	750,336
2028 and thereafter	-
Total lease payments	1,153,130
Less: Present value discount	(84,161)
Operating lease liabilities	$1,068,969

Lease expense for the three months ended September 30, 2025 and 2024 was comprised of the following:

	September 30, 2025	September 30, 2024
Operating lease expense	$155,556	$71,421
Short-term lease expense	56,665	28,529
	212,221	99,950

Lease expense for the nine months ended September 30, 2025 and 2024 was comprised of the following:

	September 30, 2025	September 30, 2024
Operating lease expense	$443,531	$258,593
Short-term lease expense	169,994	102,393
	613,525	360,986

NOTE 10 – LOAN RECEIVABLES, NET

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

The Company owns 50% of shares in 3G and 3G is a joint venture of the Company. The interest in joint venture has been suffering losses and, thus, fully impaired in prior periods. Fully impairment on the loan receivables from 3G was recognized for the nine months ended September 30, 2025 and 2024.

The loan amount was unsecured, with interest rate 5% p.a. and no fixed term of repayment. As of September 30, 2025 and December 31, 2024, the impairment loss were amounted to $247,055 and $248,079, respectively.

	September 30, 2025	December 31, 2024
Balance at beginning of period	$-	$-
Addition loan	247,055	248,079
Less: impairment loss	(247,055)	(248,079)
Balance at end of period	$-	$-

NOTE 11 – ACCOUNT RECEIVABLES

Account receivables are summarized below:

	September 30, 2025	December 31, 2024
Account receivables	$10,038,744	$5,324,715

For the three and nine months ended September 30, 2025 and 2024, the Company had no allowance for expected credit losses.

NOTE 12 – OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits are summarized below:

	September 30, 2025	December 31, 2024
Rental deposit	$249,845	$248,973
Customer’s deposit	867,786	798,707
Others	100,385	32,179
	$1,218,016	$1,079,859

NOTE 13 – INVENTORIES

Our inventories consist of solely finished goods – merchandise inventory as summarized below:

	September 30, 2025	December 31, 2024
Finished goods – merchandise inventory	$78,969	$67,550
Food and beverages – merchandise inventory	174,181	94,204
	$253,150	$161,754

No impairment has been recognized for the three and nine months ended September 30, 2025 and 2024.

NOTE 14 – BANK LOANS

Bank loans are summarized below:

	September 30, 2025	December 31, 2024
Bank loans	$1,696,384	$2,503,548
Less: short term portion	(1,696,384)	(2,503,548)
Long term portion	$-	$-

Bank loans as of September 30, 2025 consisted of the followings:

Bank	September 30, 2025	Interest rate per annum (%)	Maturity date		Bank loans in original currency
Ant Bank (Macau) Limited	$872,864	5.50	September 30, 2026	(2)	MOP	7,000,000
Agricultural Bank of China	140,351	3.50	December 5, 2025	(2)	RMB	1,000,000
Agricultural Bank of China	260,180	3.50	February 9, 2026	(2)	RMB	1,853,785
Bank of China	55,236	3.15	December 11, 2025	(1)	RMB	393,557
Bank of China	269,507	3.00	September 15, 2026	(3)	RMB	1,920,241
Industrial and Commercial Bank of China	98,246	2.51	August 8, 2026	(4)	RMB	700,000
	$1,696,384

The bank loan from Ant Bank (Macau) Limited amounted to $494,826, with maturity date June 6, 2026 has been borrowed in June 2025 and fully repaid early on July 29, 2025 and August 14, 2025 with 3 installments. The Company had borrowed new loan $872,864 from the same bank and therefore, the Company had early repayment to replace prior bank loan.

The bank loan from Bank of China amounted to $412,763 with maturity date July 8, 2025 has been fully repaid on July 8, 2025.

The bank loan from Bank of China amounted to $371,622 with maturity date August 9, 2025 has been fully repaid on August 11, 2025.

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

The loans outstanding were guaranteed by:

(1) Guaranteed by Mr. Jiang Haitao, the director of the MED and Ms. Zhou Xiaojuan, the spouse of Mr. Jiang Haitao.

(2) Guaranteed by Mr. Jiang Haitao, the director of the MED.

(3) Guaranteed by Mr. Jiang Haitao, the director of the MED.

(4) Guaranteed by Mr. Jiang Haitao, the director of the MED, Ms. Zhou Xiaojuan, the spouse of Mr. Jiang Haitao and Mr. Wang Keguang, the legal representative of Zhuhai Chengmi Technology Company Limited.

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
	$2,503,548

The loans outstanding were guaranteed by:

(1) Guaranteed by Mr. Jiang Haitao, the sole director of the Company and Ms. Zhou Xiaojuan, the spouse of Mr. Jiang Haitao.

(2) Guaranteed by Mr. Jiang Haitao, the sole director of the Company.

NOTE 15 – REVENUE

Revenue is summarized by nature as below:

At a point in time:	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Food & Beverage and Delivery	$37,746,319	$31,682,978
IT Supporting Services	15,693	519,652
Graphite Trading	27,625,253	18,357,617
	$65,387,265	$50,560,247

At a point in time:	For the three months ended September 30, 2025	For the three months ended September 30, 2024
Food & Beverage and Delivery	$12,887,272	$11,054,342
IT Supporting Services	1,340	117,977
Graphite Trading	9,118,123	8,206,318
	$22,006,735	$19,378,637

NOTE 16 – CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value.  As of September 30, 2025 and December 31, 2024, there were 263,337,500 shares of the Company’s common stock issued and outstanding, and none of the preferred shares were issued and outstanding.

As of September 30, 2025 and December 31, 2024, Liang Huang owned 31,261,920 shares or 11.87%, of the Company’s common stock, which 31,190,500 shares, or 11.84%, were held via Kelton Capital Group Ltd., Jiang Haitao owned 46,588,236 shares, or 17.69%, of the Company’s common stock, and Elate Holdings Limited owned 26,000,000 shares, or 9.87%, of the Company’s common stock. Other than Liang Huang, Kelton Capital Group Ltd, Jiang Haitao and Elate Holdings Limited, no person owns 5% or more of the Company’s issued and outstanding shares.

NOTE 17 – NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the three months and nine months ended September 30, 2025 and 2024, respectively:

	For the nine months ended
	September 30, 2025	September 30, 2024

Numerator - basic and diluted
Net income attributable to the Company	$1,072,103	$2,995,271
Denominator
Weighted average number of common shares outstanding —basic and diluted	263,337,500	263,337,500
Net income per common share — basic and diluted	$0.004	$0.011

	For the three months ended
	September 30, 2025	September 30, 2024

Numerator - basic and diluted
Net income attributable to the Company	$460,103	$1,847,273
Denominator
Weighted average number of common shares outstanding —basic and diluted	263,337,500	263,337,500
Net income per common share — basic and diluted	$0.001	$0.007

NOTE 18 – INCOME TAXES

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

For the nine months ended September 30, 2025, the Company’s realized net taxable income which offset existing deferred tax assets relating to net operating loss carry forward, was offset further (100%) by the valuation allowance.  Other temporary differences are expected to be immaterial. Therefore, there were no expected income taxes, either current or deferred, reflected in the income statement.

As of September 30, 2025, the Company has available for U.S. federal income tax purposes a net operating loss carryforward of approximately $6,700,000, expiring within 20 years, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2025 are as follows. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

The Company and its subsidiaries file separate income tax returns.

The United States of America

Scientific Energy, Inc. and Graphite Energy, Inc. are incorporated in the State of Utah in the U.S., and are subject to a gradual U.S. federal corporate income tax of 21%. The State of Utah does not impose any corporate state income tax. For the nine months ended September 30, 2025, future net operation losses of approximately $0.001 million are available to offset future operating income for 20 years until 2040.

Hong Kong

Sinoforte Limited, Qwestro Limited, Citysearch Technology (HK) Company Limited and Celebrity Chef Catering Management Limited are incorporated in Hong Kong and Hong Kong Profits Tax has been calculated at 16.5% of the estimated assessable profit for the nine months ended September 30, 2025.

Macau

Macao E-Media Development Company Limited, Fresh Life Technology Company Limited and Green Supply Chain Management Company Ltd. are subjected to Macau Corporate Income Tax.

PRC

Zhuhai Chengmi Technology Company Limited., Zhuhai Migua Technology Company Limited., Zhuhai Aomi E-commerce Company Limited and Zhuhai Wanmi Technology Company Limited are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

As of September 30, 2025 and December 31, 2024, the significant components of the deferred tax assets are summarized below:

Schedule of Income Taxes

Deferred Tax Assets:	September 30, 2025	December 31, 2024

Net operating loss carryforward	$(1,138,675)	$(1,096,409)
Total deferred tax assets	(1,138,675)	(1,096,409)
Valuation allowance	1,138,675	1,096,409
Net deferred tax assets	$-	$-

Movement of valuation allowance:
	September 30, 2025	December 31, 2024

At the beginning of the period/year	$1,096,409	$1,481,157
Additions/(deductions)	42,265	(384,748)

	$1,138,675	$1,096,409

The Company is subject to income tax holidays with respect to its Asian operations, and accordingly has recognized for foreign income taxes.

Rate Reconciliation:	For the nine months ended September 30, 2025 (unaudited)	For the nine months ended September 30, 2024 (unaudited)

Book income (worldwide) at federal statutory rate (21%)	$119,106	$409,218
Hong Kong Profits Tax rate (16.5%)	(443,026)	(427,910)
Macau Corporate Income Tax rate (12%)	190,809	107,749
PRC Tax rate (25%)	180,556	(114,580)
Change in valuation allowance	(42,265)	26,289
Net expense	$5,180	$766

The effective tax rate for the nine months ended September 30, 2025 and 2024 were 0.9% and 0.0%. The net deferred tax asset generated by the U.S. loss carry-forward has been fully reserved.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three and nine months ended September 30, 2025 and 2024, the Company recognized no interest and penalties.   The Company had no accruals for interest and penalties as of September 30, 2025 and December 31, 2024.  Tax years from 2015 through 2025 are open to examination by the taxing authorities.

NOTE 19 – INVESTMENTS IN JOINT VENTURE

Gold Gold Gold Limited

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

Summarized financial information for joint venture is as follows:

Balance Sheets:	December 31, 2024
Property, plant and equipment, net	$398
Other receivables and prepaid	72
Inventory	143,360
Cash and cash equivalents	15,225
Total assets	159,055

Accrual expense	(25,405)
Other payable	(4,526,050)
Customer deposits and other	(600,179)
Total liabilities	(5,151,634)

Net liabilities	$(4,992,579)

Statement of Operations:
For the year ended December 31,2024
Revenue	$-
Cost of sale	-
Gross profit	-
Operating expense	(212,182)
Net loss from operations	(212,182)

Other expense:
Interest expense, net	(222,239)
Net loss	$(434,421)

In September 2025, the Company disposed all shares of 3G to independent third party with consideration of $111,246 which settled through the equivalent 31,069 units crypto token on disposal date.

NOTE 20 – RELATED PARTY BALANCES AND TRANSACTIONS

Due from/(to) related companies

The balance due from/(to) related companies was as following:

	September 30, 2025	December 31, 2024
	$	$
Citysearch Technology (Macau) Limited (1)	1,409	1,411
Gloryful Company Limited (2)	2,120	2,123
Littlemi Technology Company Limited (3)	117,641	117,820
Watermelon Cultural Communication Company Limited (4)	219,830	220,164
Kangaroo Technology Company Limited (5)	(318,412)	(220,445)
Zhuhai Xiangguo Technology Company Limited (6)	102,456	73,472
	125,044	194,545

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

Loan receivables, net

The Company has loan receivables from a joint venture, 3G amounted to US$nil and US$nil as of September 30, 2025 and December 31, 2024 as disclosed in Notes 9. The balances have been fully impaired in current and prior periods.

Related party transactions

The transactions within the group were as following:

During nine months ended September 30, 2025, MED had the cost of delivery for $11,605,854 and $950,072 (2024: $9,999,875 and $913,812) from its subsidiaries, Fresh Life and Green Supply Chain Management Company Limited respectively. MED had incurred the software and IT supporting service expense for $4,124,871 (2024: $3,391,515) from its subsidiary Zhuhai Chengmi Technology Company Limited. Fresh Life incurred the cost of sales for IT supporting service from Zhuhai Chengmi Technology Company Limited for $160,962 (2024: $267,128). Citysearch had incurred software and IT supporting service expense from Zhuhai Chengmi Technology Company Limited with $266,058 (2024: $797,759) and purchased the cost of group dining meal from Celebrity Catering for $1,149,353 (2024: $Nil).

During three months ended September 30, 2025, MED had the cost of delivery for $3,939,072 and $310,712 (2024: $3,466,927 and $328,158) from its subsidiaries, Fresh Life and Green Supply Chain Management Company Limited respectively. MED had incurred the software and IT supporting service expense for $1,650,844 (2024: $861,497) from its subsidiary Zhuhai Chengmi Technology Company Limited. Fresh Life incurred the cost of sales for IT supporting service from Zhuhai Chengmi Technology Company Limited for $54,250 (2024: $115,011). Citysearch had incurred software and IT supporting service expense from Zhuhai Chengmi Technology Company Limited with $Nil (2024: $322,274) and purchased the cost of group dining meal from Celebrity Catering for $524,626 (2024: $Nil).

All of the above transactions were eliminated from the consolidated statement of operations and comprehensive loss.

NOTE 21 – SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer, who reviews the Company’s operating results on an aggregate basis and manages the Company’s operations. The CODM assesses performance for the segment and evaluates the Company’s budget with the actual results in order to decide how to allocate resources in developing business plan. There were three segments for the nine months ended September 30, 2025 and 2024, consisting of the provision of food & beverage and delivery, located in Hong Kong and Macau, IT supporting services, solely located in China, and graphite trading, solely located in the USA.

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

As of September 30, 2025, less than 1%, approximately 81% and 19% (December 31, 2024: less than 1%, approximately 75% and 25%) respectively, of the Company’s long-lived assets were located in the United States, Hong Kong and Macau, and PRC, respectively. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Nine months ended September 30, 2025	Food & Beverage and Delivery	IT Supporting Services	Graphite trading	Corporate unallocated (note)	Consolidated
Revenue - third parties	$ 37,746,319	$ 15,693	$ 27,625,253	$ -	$ 65,387,265
- USA	-	-	27,625,253	-	27,625,253
- Hong Kong & Macau	37,746,319	-	-	-	37,746,319
- PRC	-	15,693	-	-	15,693
	37,746,319	15,693	27,625,253	-	65,387,265
Cost of revenue	(21,082,047)	(149,699)	(23,319,619)	-	(44,551,365)
Gross profit / (loss)	16,664,272	(134,006)	4,305,634	-	20,835,900

Operating expense
Employee compensation	5,426,214	957,163	60,344	-	6,443,721
Depreciation and amortization	44,786	140,059	-	552	185,397
Other selling, general and administrative expenses	6,921,306	2,710,367	3,580,938	527,390	13,740,001
Total operating expenses	12,392,306	3,807,589	3,641,282	527,942	20,369,119

Net income / (loss) from operation	4,271,966	(3,941,595)	664,352	(527,942)	466,781

Gain on disposal of joint venture	-	-	-	111,246	111,246
Unrealized gain on crypto asset	-	-	-	1,507	1,507
Interest income	7	8	-	43,622	43,637
Interest expense	(21,476)	(34,138)	-	(384)	(55,998)

Total other (expense) / income, net	(21,469)	(34,130)	-	155,991	100,392

Net income / (loss) before provision for income taxes	$ 4,250,497	$ (3,975,725)	$ 664,352	$ (371,951)	$ 567,173

Nine months ended September 30, 2024	Food & Beverage and Delivery	IT Supporting Services	Graphite trading	Corporate unallocated (note)	Consolidated
Revenue - third parties	$ 31,682,978	$ 519,652	$ 18,357,617	$ -	$ 50,560,247
- USA	-	-	18,357,617	-	18,357,617
- Hong Kong & Macau	31,682,978	-	-	-	31,682,978
- PRC	-	519,652	-	-	519,652
	31,682,978	519,652	18,357,617	-	50,560,247
Cost of revenue	(18,003,208)	(461,270)	(15,547,315)	-	(34,011,793)
Gross profit	13,679,770	58,382	2,810,302	-	16,548,454

Operating expense
Employee compensation	3,870,013	922,413	-	-	4,792,426
Depreciation and amortization	18,964	122,946	-	552	142,462
Other selling, general and administrative expenses (Restated)	4,705,014	3,405,823	656,212	350,787	9,117,836
Total operating expenses	8,593,991	4,451,182	656,212	351,339	14,052,724

Net income / (loss) from operation	5,085,779	(4,392,800)	2,154,090	(351,339)	2,495,730

Interest income	10,120	51	-	-	10,171
Interest expense	(47,594)	(24,292)	-	-	(71,886)

Interest (expense) / income, net	(37,474)	(24,241)	-	-	(61,715)

Net income / (loss) before provision for income taxes	$ 5,048,305	$ (4,417,041)	$ 2,154,090	$ (351,339)	$ 2,434,015

Note: The Company does not allocate its expenses incurred to its reportable segments because these activities are managed at a corporate level.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Capital commitment

As of September 30, 2025 and December 31, 2024, no capital commitment was expected.

Legal Proceeding

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, or operating results.

As of September 30, 2025 and December 31, 2024, the Company is not aware of any material outstanding claim and litigation against it.

Lease commitment

The Company has operating leases for its corporate and sales offices and warehousing facilities. The Company’s leases have remaining terms of less than 1 year to less than 4 years. The Company’s future minimum lease payments required under leases as of September 30, 2025 provides the following lease commitment:

For the year ending December 31,

2025 (remainder of year)	$5,005
2026	208,005
2027	576,888
2028 and thereafter	-
Total lease payments	$789,898

The Company’s future minimum lease payments required under leases as of December 31, 2024 provides the following lease commitment:

For the year ending December 31,

2025	$48,730
2026	354,064
2027	750,336
2028 and thereafter	-
Total lease payments	$1,153,130

NOTE 23 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through [December 15, 2025].  No material subsequent events were noted.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements that involve risks and uncertainties.  We use words such as “anticipate,” “believe,” “expect,” “future,” “intend,” “plan,” and similar expressions to identify forward-looking statements. These statements are only predictions.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Business Overview

Currently our businesses segments are divided into: (i) food ordering & delivery business in Macau, primarily through our 98.75% owned subsidiary, Macao E-Media Development Company Limited, a Macau Company (“MED”); and (ii) sales of graphite products, a business carried out by our wholly-owned subsidiary, Graphite Energy, Inc, (“GEI”).

In this MD&A section, we will primarily discuss the business of MED and GEI, and are consolidated with our consolidated financial statements and summarized in the notes to our consolidated financial statements.

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

New Subsidiaries

In September 2025, the Company established AOMI Corporation in Cayman Islands, holding 100% equity interest, it has not carried out any businesses.

In September 2025, the Company through its subsidiary, Macao E-Media Development Company Limited established a 50% owned subsidiary, Profit One Investment Limited in Hong Kong, and it has not carried out any businesses.

Results of Operations

For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table shows operating results for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

Revenues	$65,387,265	$50,560,247	14,827,018	29%
Cost of revenue	(44,551,365)	(34,011,793)	10,539,572	31%
Gross Profit	20,835,900	16,548,454	4,287,446	26%

Operating expense	(20,369,119)	(14,052,724)	6,316,395	45%
Operating profit	466,781	2,495,730	(2,028,949)	(81%)

Other income/(expense), net	100,392	(61,715)	162,107	262%
Net income before taxes	$567,173	$2,434,015	(1,866,842)	(77%)
Income taxes	(5,180)	(766)	4,414	576%
Net income	$561,993	$2,433,249	(1,871,256)	(77%)

Sales

For the nine months ended September 30, 2025, the Company generated sales of $65,387,265 compared to $50,560,247 for the same period of 2024. The increment in sales was mainly contributed from the subsidiary, Graphite Energy Inc.

Costs of Goods Sold

For the nine months ended September 30, 2025, the Company generated cost of good sold for $44,551,365 compared to $34,011,793 for the same period of 2024. Currently the Company is attributable to delivery rider costs and purchase of graphite inventory.

Operating expenses

For the nine months ended September 30, 2025 and 2024, the Company’s selling, general and administrative expenses were $20,369,119 compared to $14,052,724 for the same period of the previous year.  The increase is primarily the result of additional expense from subsidiary, Graphite Energy, Inc.

Other income/(expense), net

For the nine months ended September 30, 2025, the Company had $100,392 of interest expense relating to bank loan interest payable and gain on disposal of joint venture, as compared to $61,715 of interest expense for the same period last year.

Net income

For the nine months ended September 30, 2025, the Company had a net income of $561,993, or $0.004 per share, as compared to a net income of $2,433,249, or $0.011 per share, for the same period of 2024.

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents of $5,795,661 and a working capital deficit of $6,815,843. For the nine months ended September 30, 2025, the Company provided net cash of $2,162,568 from its operating activities primarily from our net income of $561,993, adjusted net with depreciation and amortization of $185,397, a loss of disposal of equipment of $2,809, an impairment loss on loan receivables of $247,055, an increase in account receivables of $4,714,029, an increase in inventories of $91,396, a decrease in prepaid expenses of $497,224, a decrease in deposits of $15,897, an increase in other receivables of $138,157, a decrease in accrued expense of $53,815, an increase in deposit received of $1,481,987, an increase in other payables of $7,925,078, a decrease in account payable of $3,755,968. By comparison, net cash provided by operating activities was $3,913,296 for the same period of 2024.

During the nine months ended September 30, 2025, the Company used net cash of $422,175 from its investing activities which comprised with purchase of equipment of $132,882, proceeds from disposal of a joint venture of $111,739, repayment from related companies of $69,501 and loan to joint venture of $247,055. By comparison, net cash used by investing activities was $383,496 for the same period of 2024.

During the nine months ended September 30, 2025, the Company’s financing activities used net cash of $832,425, which was comprised of repayment of bank loans of $6,794,708 and bank borrowings of $5,962,283. By comparison, net cash provided by financing activities was $91,846 for the same period of 2024.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

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

Pursuant to the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act 2023, (the “HFCAA”), if the United States Securities and Exchange Commission, or the SEC, determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the Public Company Accounting Oversight Board of the United States, or PCAOB, for two consecutive years beginning in 2021, the SEC shall prohibit the company’s shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. Our auditor, an independent registered public accounting firm responsible for the audit report included in this annual report, is registered with the PCAOB and audits publicly traded companies in the United States. As such, it is subject to U.S. laws requiring the PCAOB to conduct regular inspections to ensure compliance with professional standards. However, the auditor is based in Hong Kong, a jurisdiction where the PCAOB was historically unable to conduct full inspections and investigations before 2022. Without these inspections, investor confidence in the reliability of our financial reporting and the integrity of our financial statements may be affected. Additionally, under the Holding Foreign Companies Accountable Act (HFCAA) and related regulations, companies whose auditors cannot be inspected for two consecutive years risk being delisted from U.S. national securities exchanges.

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

Network disruptions, security breaches and other significant failures of our platform and networks could (i) disrupt the proper functioning of our networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized use of our services or products without payment; (iii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; and (iv) require significant management attention or financial resources to remedy the damages that result or to change our systems and processes. We could be subject to claims for contract breach, damages, credits, fines, penalties, termination, or other remedies from our customers, and subject to additional scrutiny or litigation by regulators, as a result of network disruptions, security breaches and other significant failures of the above-

described systems, any or all of which could result in a loss of business, damage to our reputation among our customers and the public generally and have a negative impact on our results of operations, financial condition, and cash flows.

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

Risks Related to Our Common Stock

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

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

December 15, 2025